Form 10-Q
period 1998-06-30
NEW SOUTH BANCSHARES INC
filed 1998-08-13
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ------------------------------

                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        ------------------------------

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998    COMMISSION FILE NUMBER 333-49459



                         NEW SOUTH BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)
   -------------------------------------------------------------------------

                        ------------------------------


                DELAWARE
   (State or other jurisdiction of                      63-1132716
   incorporation or organization)           (I.R.S. Employer Identification No.)

         1900 CRESTWOOD BOULEVARD
           BIRMINGHAM, ALABAMA                            35210
(Address of Principal Executive Officers)               (Zip Code)

                                (205) 951-4000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No      X
    -------        -------

                          NEW SOUTH BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information                                  Page
                                                                ----

Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet - June 30, 1998,
                December 31, 1997, and June 30, 1997..............3

             Consolidated Income Statement - Six months and
                three months ended June 30, 1998 and 1997.........4

             Consolidated Statement of Shareholders' Equity - Six
                months ended June 30, 1998........................5

             Consolidated Statement of Cash Flow - Six months
                ended June 30, 1998 and 1997......................6

             Notes to Consolidated Financial Statements...........7

          Independent Accountants' Review Report.................11

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................12

Part II.  Other Information

          Item 1.  Legal Proceedings.............................26

          Item 2.  Changes in Securities and Use of Proceeds.....26

          Item 5.  Other Information.............................26

          Item 6.  Exhibits and Reports on Form 8-K..............26

Signatures.......................................................27

Exhibit Index....................................................28

                                    PART I
                             FINANCIAL INFORMATION
                   ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                           June 30,       December 31,      June 30,
                                                                             1998             1997            1997
                                                                         -----------     ------------     -----------
                                                                         (Unaudited)                      (Unaudited)
                                                                                         (In thousands)
ASSETS
Cash and due from banks.............................................       $  6,109        $ 16,943         $ 17,348
Time deposits in other banks........................................            105             200              200
Investment securities available for sale............................        186,861         197,135          111,475
Mortgage loans held for sale........................................         75,890          35,570             -
Loans, net of unearned income.......................................        721,960         727,854          771,612
Allowance for possible loan losses..................................         (7,937)         (7,333)          (6,687)
                                                                         ----------        --------         --------
       Net loans....................................................        714,023         720,521          764,925
Premises and equipment, net.........................................          3,513           2,968            2,650
Other assets........................................................         26,677          20,716           19,724
                                                                         ----------        --------         --------
           Total Assets.............................................     $1,013,178        $994,053         $916,322
                                                                         ==========        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing...........................................     $   90,732        $ 70,897         $ 47,170
      Interest bearing..............................................        646,721         624,468          638,138
                                                                         ----------        --------         --------
         Total deposits.............................................        737,453         695,365          685,308
Federal funds purchased and securities sold under
     agreements to repurchase.......................................         44,800          40,800           10,000
Federal Home Loan Bank advances.....................................        133,419         179,420          148,388
Note payable........................................................             -           10,000           10,000
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures........................................         34,500              -                -
Accrued expenses, deferred revenue, and other liabilities...........          7,646          16,154           11,594
                                                                         ----------        --------         --------
         Total Liabilities..........................................        957,818         941,739          865,290

Shareholders' Equity:
    Common stock of $1.00 par value (authorized 1.5 million shares;
          issued and outstanding 1,376,956 shares for all periods
          presented)................................................          1,377           1,377            1,377
    Surplus.........................................................         38,896          38,896           38,896
    Retained earnings...............................................         14,687          11,172            9,727
    Other comprehensive income......................................            400             869            1,032
                                                                         ----------        --------         --------
         Total Shareholders' Equity.................................         55,360          52,314           51,032

           Total Liabilities and Shareholders' Equity...............     $1,013,178        $994,053        $ 916,322
                                                                         ==========        ========         ========

   See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                                        Six Months Ended           Three Months Ended
                                                                             June 30,                   June 30,
                                                                    ------------------------   ------------------------
                                                                        1998         1997          1998         1997
                                                                    -----------  -----------   -----------  -----------
                                                                         (In thousands, except for per share data)

Interest Income:
    Interest on securities available for sale......................     $ 7,377      $ 3,692       $ 3,681      $ 1,995
    Interest on loans..............................................      32,913       33,072        16,451       17,053
    Interest on other short-term investments.......................         245          198            86           96
                                                                    -----------  -----------   -----------  -----------
         Total Interest Income.....................................      40,535       36,962        20,218       19,144

Interest Expense:
    Interest on deposits...........................................      19,164       18,352         9,392        9,347
    Interest on federal funds purchased and securities sold
         under agreement to repurchase.............................       1,274        1,020           530          544
    Interest on Federal Home Loan Bank advances....................       4,392        3,355         2,249        1,937
    Interest on notes payable......................................         366          385           167          195
    Interest expense on guaranteed preferred beneficial interest in
         the Company's subordinated debentures.....................         106           -            106           -
                                                                    -----------  -----------   -----------  -----------
         Total Interest Expense....................................      25,302       23,112        12,444       12,023

Net Interest Income................................................      15,233       13,850         7,774        7,121

     Provision for possible loan losses............................       1,524        1,519           875          677
                                                                    -----------  -----------   -----------  -----------

Net Interest Income After Provision for Possible Loan Losses.......      13,709       12,331         6,899        6,444

Noninterest Income:
    Loan administration income.....................................       3,178        2,509         1,621        1,220
    Origination fees...............................................       5,376          244         2,977          148
    (Loss)/gain on sale of investment securities available for sale        (257)         321           (36)         202
    Gain on sale of loans..........................................       5,024          268         3,269           45
    Other income...................................................       2,313          528         1,134          338
                                                                    -----------  -----------   -----------  -----------
         Total Noninterest Income..................................      15,634        3,870         8,965        1,953

Noninterest Expense:
    Salaries and benefits..........................................      12,404        4,946         6,361        2,603
    Net occupancy and equipment expense............................       1,763          359           832          186
    Loan servicing fees paid to affiliates.........................       2,005        1,773         1,014          882
    Loss on loans serviced.........................................         446          692            53          387
    Federal Deposit Insurance Corporation premiums.................         221          206           113          106
    Other expense..................................................       6,516        2,225         3,522        1,090
                                                                    -----------  -----------   -----------  -----------
         Total Noninterest Expense.................................      23,355       10,201        11,895        5,254
                                                                    -----------  -----------   -----------  -----------

Income Before Income Taxes.........................................       5,988        6,000         3,969        3,143
    Income tax expense.............................................       2,473        2,729         1,718        1,442
                                                                    -----------  -----------   -----------  -----------

           Net Income..............................................     $ 3,515      $ 3,271       $ 2,251      $ 1,701
                                                                    ===========   ==========    ==========   ==========

Weighted average shares outstanding................................       1,377        1,377         1,377        1,377
Earnings per share.................................................     $  2.55      $  2.38       $  1.63      $  1.24


    See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                 Other         Total
                                                     Common                      Retained    Comprehensive  Shareholders'
                                                      Stock       Surplus        Earnings       Income         Equity
                                                   -----------  ------------  -------------- -------------  -------------
                                                                              (In thousands)
Balance at December 31, 1997.....................    $1,377        $38,896       $ 11,172         $ 869       $ 52,314

Comprehensive Income:
  Net income six months ended June 30, 1998......         -              -          3,515             -          3,515
  Change in unrealized gain/(loss) on
     securities available for sale, net of tax...         -              -              -          (469)          (469)
                                                   --------        -------       --------       -------       --------
            Total comprehensive income...........         -              -          3,515          (469)         3,046

Balance at June 30, 1998.........................    $1,377        $38,896       $ 14,687         $ 400       $ 55,360
                                                    =======        =======       ========       =======       ========

   See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              ----------------------------------
                                                                                   1998                1997
                                                                              ---------------    ---------------
                                                                                        (In thousands)
Operating Activities:
Net income....................................................................   $   3,515          $   3,271
Adjustments to reconcile net income to net cash provided by operations:
     Accretion of discounts and fees..........................................        (136)              (259)
     Provision for possible loan losses.......................................       1,524              1,519
     Depreciation.............................................................         347                151
     Loss/(gain) on sale of investment securities available for sale..........         257               (321)
     Purchase of mortgage loans held for sale.................................      (1,753)                -
     Originations of  mortgage loans held for sale............................    (437,021)                -
     Proceeds from the sale of mortgage loans held for sale...................     126,845                 -
     Gain on sale of loans....................................................      (5,024)              (268)
     Increase in other assets.................................................      (5,006)              (908)
     (Decrease)/increase in accrued expenses, deferred
         revenue and other liabilities........................................      (8,508)               623
                                                                                 ---------          ---------
              Net Cash (Used)/Provided by Operating Activities................    (324,960)             3,808

Investing Activities:
     Net decrease in time deposits in other banks.............................          95                 99
     Proceeds from sales of investment securities available for sale..........     351,951             22,518
     Proceeds from maturities and calls of investment securities
              available for sale..............................................      41,393              7,868
     Purchases of investment securities available for sale....................      (4,790)           (24,590)
     Net increase in loan portfolio...........................................     (97,263)          (112,535)
     Purchases of premises and equipment......................................        (906)              (407)
     Proceeds from sale of premises and equipment.............................          14                942
     Purchases of real estate owned...........................................      (2,201)              (916)
     Proceeds from sales of real estate owned.................................       1,246                828
                                                                                 ---------          ---------
             Net Cash Provided/(Used) in Investing Activities.................     289,539           (106,193)

Financing Activities:
     Net increase in noninterest bearing deposits.............................      19,835              8,287
     Net increase in interest bearing deposits................................      22,253             16,353
     Net increase in federal funds purchased and securities
        sold under agreements to repurchase...................................       4,000             10,000
     Net decrease in note payable.............................................     (10,000)                -
     Proceeds from the issuance of guaranteed preferred beneficial
        interests in the Company's subordinated debentures....................      34,500                 -
     Net (decrease)/increase in Federal Home Loan Bank Advances...............     (46,001)            53,000
     Repurchase and retirement of common stock................................          -                (235)
                                                                                 ---------         ----------
           Net Cash Provided by Financing Activities..........................      24,587             87,405
                                                                                 ---------         ----------

Net decrease in cash and cash equivalents.....................................     (10,834)           (14,980)
Cash and cash equivalents at beginning of period..............................      16,943             32,328
                                                                                 ---------         ----------
Cash and Cash Equivalents at End of Period....................................   $   6,109         $   17,348
                                                                                 =========         ==========
Supplemental information:
     Interest paid............................................................   $  25,221         $   20,602
     Income taxes paid........................................................   $   1,654         $    2,275


    See accompanying notes to consolidated financial statements (unaudited)

                           NEW SOUTH BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

1. General

          The consolidated financial statements conform to generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income and were not material to the New South Bancshares, Inc.'s (the "Company" or "New South") balance sheet. The Company is the holding company of New South Federal Savings Bank (the "Bank"). The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form S-1 Registration Statement and amendments thereto effective June 12, 1998.

          In July 1997, the loan production operations of the residential mortgage banking unit of an affiliate were transferred into the Bank (the "Transfer"). The Transfer enabled the Bank to increase residential mortgage loan production efficiencies while increasing its loan servicing portfolio. As a result of the Transfer, the Bank assumed responsibility for 39 residential mortgage production offices, associated employees, and related operating lease obligations. Under the terms of the agreement, a fee is payable semi-annually in installments over a three year period based on a decreasing percentage (.35% to .10%) of the aggregate original principal balances of certain residential mortgage loans originated by the Bank through June 30, 2000.

2. Recent Accounting Pronouncements

Comprehensive Income

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130: "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires all items required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement No. 130 did not have a material impact on the Company's financial condition or results of operations.

Earnings Per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128: "Earnings Per Share." This standard requires dual presentation of basic and diluted earnings per share for companies with potentially dilutive securities. There were no dilutive securities issued or outstanding for the six month and three month periods ended June 30, 1998 and 1997.

Derivatives and Hedging

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133: "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement will be effective for all fiscal quarters for fiscal years beginning after June 15, 1999. Management believes the adoption of these standards will have no material effect on the consolidated financial statements of the Company.

3. Trust Preferred Securities

          In June 1998, the Company sold $34,500,000 of 8.5% cumulative preferred securities issued by New South Capital Trust I (the Trust). These preferred securities are collateralized by subordinated debentures issued by the Company, and are presented on the balance sheet as a separate line item entitled "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The debentures have a stated maturity of June 30, 2028 and are subject to early redemption after June 30, 2003.

          The sole assets of the Trust are $35,567,010 in subordinated debentures with the same interest rate and maturity characteristics as the trust preferred securities. The Company owns all of the common securities of the Trust which amount to $1,067,010.

4. Year 2000 Project Update

          The Year 2000 issue, which is common to most organizations, concerns the inability of certain computer and operational systems to properly perform calculations and process information containing four-digit date fields. New South has developed and implemented an enterprise-wide strategy to address and mitigate potential risks resulting from the Year 2000 issue, which encompasses the following components:

 .  awareness of the Year 2000 issue and communication/education of key personnel on the approach to address potential problems;
 .  identification of significant systems, including both system hardware and software, and interfaces to and from these systems;
 .  inventory and assessment of personal computers and shadow systems;
 .  assessment of potentially affected operational systems;
 .  establishment of a testing plan to test key internal systems and a remediation plan to address any problems identified;
 . evaluation, and testing when applicable, of the Year 2000 efforts of significant vendors and outside service organizations providing process for the Company; and,
 . development of contingency plans, where necessary, to address potential unidentified problems in both significant internal and external systems.

  The Company is currently in the testing phase of its strategy and is actively testing key internal systems. The Company utilizes third party service providers for most of its critical systems; therefore, much of the Company's remediation effort relates to monitoring and communicating with those service providers to gain assurance that they will be able to effectively address the Year 2000 issue. Furthermore, the Company has recently begun its evaluation of areas that potentially could require the development of contingency plans in the event of significant unforeseen Year 2000 problems and/or failures.

  Because of the nature of operations, the external customers of the Company would be considered its borrowers. Although there is a level of inherent risk that a borrower may be unable to meet its obligation to the Company due to a Year 2000 related problem, this risk is mitigated in consideration that the Company does not have any loans that, by themselves, would materially impact the Company's loan portfolio. The risk is further diminished in light of the fact that the Company's loan portfolio is primarily secured by asset-based collateral where the fair market value of such property is typically equal to or greater than the outstanding loan balance.

  The Company has estimated its total internal costs for the Year 2000 project to be between $750,000 and $2.0 million, of which $150,000 was incurred in 1997 and approximately $530,000 has been incurred year-to-date in 1998. Given the nature and scope of the project, it is not feasible at this stage to estimate the degree of success of the project. However, management believes the Company has a solid plan in place to address the issue and the final outcome is not anticipated to have an adverse material effect on the operations of the Company.

5. S Corporation Election

  Effective June 17, 1998, the Company commenced an offer to purchase up to 129,450 shares of its common stock at a price of $77.25 per share (the "Offer"). The purpose of the Offer is to reduce the number of stockholders to 75 or less, so that the Company can make an S corporation election in early 1999 to take advantage of certain benefits available to such corporations under amendments to the Internal Revenue Code contained in the Small Business Jobs Protection Act of 1996.

  Corporations which elect to be taxed as an S corporation under the Internal Revenue Code are generally not subject to corporate taxation. Profits and losses flow through to the S corporation stockholders directly in proportion to their per share ownership in the entity. Accordingly, stockholders will then be required to include profits and losses from the Company on their individual income tax returns for federal (and state and, if applicable, local) income tax purposes.

  Typically S corporations declare dividends to stockholders in an amount sufficient to enable stockholders to pay the tax on any S corporation income included in the stockholder's individual income. These dividends are generally not subject to tax since they result from S corporation income on which the stockholders have previously been taxed. While the Company presently intends to declare dividends in an amount sufficient to enable stockholders to pay income tax at the highest marginal federal, state and local income tax rate of any stockholder of the Company for the applicable period, since the Company is dependent on dividends from the Bank, there is no assurance that dividends to stockholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to stockholders; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to assure the safety and soundness of the Bank and the Company.

                     Independent Accountants' Review Report



Board of Directors
New South Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of New South Bancshares, Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management. We did not make a similar review of the accompanying condensed consolidated balance sheet of New South Bancshares, Inc. and subsidiaries as of June 30, 1997, or the related condensed consolidated statements of income and cash flows for the three-month period then ended.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 1998, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of New South Bancshares, Inc. as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended and in our report dated March 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          /s/ Ernst & Young LLP
                                                         ----------------------

August 6, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


New South reported net income of $3.5 million for the six months ended June 30, 1998, a 7.5% increase over net income of $3.3 million for the same period of 1997. On a per share basis, earnings were $2.55 and $2.38, respectively, for the same periods. Year-to-date earnings resulted in an annualized return on average assets (ROA) of .69% and an annualized return on average equity (ROE) of 12.68% compared to .74% and 12.62%, respectively, for the first half of 1997. New South's operating efficiency ratio increased from 64.24% at June 30, 1997 to 78.91% at June 30, 1998, due to additional expenses related to the Transfer of 39 residential mortgage loan production offices from an affiliate effective July 1, 1997.

Net income for the second quarter of 1998 was $2.3 million, or $1.63 per share, compared to $1.7 million, or $1.24 per share, for the same period of 1997. ROA and ROE for the second quarter of 1998 were .89% and 15.97%, respectively, compared to .74% and 13.09%, respectively, for the second quarter of 1997.

Net Interest Income

Net interest income for the six months ended June 30, 1998 was $15.2 million, a 10.0% increase over the same period in 1997. The Company earned a lower rate on a larger average earning asset base, but the rate paid on average interest bearing liabilities remained relatively stable, resulting in a 13 basis point decrease in the net interest margin and a 37 basis point decrease in the net interest spread. See Table 2.

Net interest income benefited from an increase in the earning asset base which was, on average, approximately 14.4% larger in the six months ended June 30, 1998 than the same period of 1997, although the yield on earning assets declined from 8.94% in 1997 to 8.57% in 1998. The average yield on loans increased from 9.20% in 1997 to 9.23% in 1998. However, growth in earning assets was concentrated in lower yielding mortgage-backed securities, which accounted for approximately 22 basis points of the 37 basis points decline in earning asset yields. The remainder of the decline was the result of lower market yields earned on adjustable rate mortgage-backed securities and callable agency debt. The change in the composition of total assets in favor of mortgage-backed securities was a result of the retention of two classes of a Freddie Mac Real Estate Mortgage Investment Conduit (REMIC) security created during August 1997, as well as the securitization of portfolio loans in March 1998.

The cost of interest bearing liabilities remained relatively stable during the six months ending June 30, 1998. Decreases in costs associated with savings deposits, Federal Home Loan Bank advances and other borrowings were offset by increases in time deposits, a result of deposit growth gravitating toward longer maturities.

Noninterest Income and Noninterest Expenses

Year-to-date noninterest income totaled $15.6 million at June 30, 1998 compared to $3.9 million for the same period in the prior year. Significant factors contributing to the increase include changes in the following categories: origination fees increased $5.1 million; originated mortgage servicing rights, which are included in gain on sale of loans, increased $3.0 million; servicing release fees and affiliate management fees, both of which are included in other income, increased $1.4 million and $.5 million, respectively; and loan administration income increased $.9 million. Most of these increases were directly attributable to the Transfer of the residential mortgage loan production offices.

Noninterest income for the second quarter of 1998 was $9.0 million compared to $2.0 million for the same period of the prior year. Significant increases were experienced in the same categories as discussed above in the year-to-date analysis. Origination fees increased $2.8 million; originated mortgage servicing rights increased $2.3 million; servicing release fees and affiliate management fees increased $.7 million and $.3 million, respectively; and loan administration income increased $.5 million. Similarly, these changes for the quarter were due primarily to the Transfer.

Year-to-date noninterest expenses totaled $23.4 million at June 30, 1998 compared to $10.2 million for the prior year. Because of the Transfer, New South added approximately 300 employees to its payroll and assumed occupancy costs related to the 39 residential mortgage loan production offices. Consequently, salaries and benefits expense and occupancy and equipment expense increased $7.5 million and $1.4 million from June 1997 to June 1998, respectively. Also attributable to the Transfer was $1.5 million increase in other expenses such as stationery and postage, advertising, telephone, and legal. Included in other noninterest expenses is $23,000 paid to an affiliate as a management fee for services rendered, which was not paid in 1997. In addition, $1.4 million was accrued for payment to an affiliate in 1998, under the terms of the Transfer.

Noninterest expenses for the second quarter of 1998 were $11.9 million compared to $5.3 million for the same period of the prior year. The following expenses experienced significant increases: Salaries and benefits expense increased by $3.8 million; occupancy and equipment expense increased by $.6 million; and other expenses such as stationery and postage, advertising, telephone and legal expenses increased by $1.0 million. These increases were directly attributable to the Transfer. The affiliate management fee was $9,000 in the first quarter of 1998. In addition, $.7 million was accrued for payment related to the terms of the Transfer.

Asset/Liability Management

New South maintains a formal asset/liability management process to quantify, monitor, and mitigate interest rate risk and to maintain stability and promote growth of net interest income under various interest rate environments. The Company accomplishes its asset/liability management goals by producing and maintaining assets which in the aggregate serve to maximize gross interest income, utilizing funding strategies designed to reduce funding costs, provide adequate liquidity, and protect the Company against severe interest rate movements, in conjunction with an ongoing mortgage-banking focus which serves to add liquidity and additional repricing capability to the Company's overall portfolio.

New South uses three primary tools in the asset/liability process. The first tool is the traditional gap analysis, which compares the repricing, maturities, and prepayments, as applicable, of the Company's interest-bearing assets to its interest-bearing liabilities and off-balance sheet items maturing or repricing in the same timeframe. This analysis indicates for the Company a liability-sensitive position in the immediate timeframe, which would indicate a benefit from falling rates and an exposure to rising rates, and the opposite asset-sensitive position in the longer timeframe. The second tool is the market value of portfolio equity analysis, as required by the Office of Thrift Supervision
(OTS) by virtue of the size of the Bank. This analysis tests the net value of the Bank in eight parallel, instantaneous interest rate shocks, against tolerance levels promulgated by the Bank's Board of Directors. This analysis
indicates exposure to rising rates well within Board guidelines.   Finally, the
Company uses an earnings simulation model which evaluates the impact of differing interest rate scenarios on the projected business plan over 12 month and 36 month time horizons. This analysis incorporates variables such as embedded options, changes in the relationship between yields earned and rates paid, changes in the term structure of interest rates, and changes in strategy as a function of interest rate movements. This analysis indicates a neutral or well-hedged position at June 30, 1998, with minimal constriction due to interest rate movements.

The Company utilizes various off-balance sheet instruments to hedge interest rate risk, namely interest rate caps and swaps in which the Company is a fixed payor. The Company also uses interest rate swaps in which the Company is a fixed receiver in conjunction with the issuance of certain structured certificates of deposit. During the first quarter of 1998, the Company purchased $40 million in 7% interest rate caps to replace positions maturing during the second quarter of 1998. Additionally, the Company entered into $40 million in interest rate swaps in which the Company is the fixed payor, which serve to replace positions maturing during the second and third quarters of 1998. No such positions were entered into during the second quarter of 1998. Interest rate caps totaled $305 million, and interest rate swaps in which the Company is the fixed rate payor totaled $110 million at June 30, 1998. Interest rate swaps in which the Company is the fixed receiver totaled $45 million for the same period. See Table 4.

Credit Quality

New South maintains an allowance for loan losses, which historically has been sufficient to absorb losses experienced in its loan portfolio. The Company has established a formal review process to evaluate risk in its loan portfolio and
to determine the adequacy of the allowance for loan losses.   The review is
conducted on a monthly basis and includes analyses of historical performance, assessment of the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, evaluation of loan activity during the month, consideration of off-balance sheet exposures such as market and current economic conditions, in addition to the review of other pertinent information. Senior management is actively involved in this review process and is proactive in mitigating potential risks that could result from such loans. Moreover, the Board of

Directors monitors the level of impaired loans through the review of the overall performance of the loan portfolio, giving specific attention to loans that have been classified.

Table 7 presents a five-quarter analysis of the allowance for loan losses. At June 30, 1998, the allowance for loan losses was $7.9 million, or 1.10% of loans net of unearned income, compared to $6.7 million, or .87% of loans net of unearned income at June 30, 1997. The coverage ratio of the allowance for loan losses to nonperforming loans decreased from 89.72% at June 30, 1997 to 85.46% at June 30, 1998, as the level of nonperforming loans increased $1.8 million.

For the six months ended June 30, 1998, net charge-offs were $920,000, an increase of $184,000 compared to the same period of 1997. Increases occurred primarily in the noncomforming residential mortgage and non-prime installment (automobile) segments of the loan portfolio, while the prime installment (automobile) segment decreased. Annualized net charge-offs to average loans net of unearned income for the six months ended June 30, 1998 was .26% compared to
 .20% for the same period of the prior year. The provision for loan losses for the six months ended June 30, 1998 was $1.5 million. Net charge-offs were approximately 60% of the provision; the remainder of the provision is intended to increase the overall coverage ratio despite the growth in the Company's loan portfolio.

Table 8 presents a five-quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets increased from 1.19% at June 30, 1997 to 1.60% at June 30, 1998; the level of nonperforming assets increased $2.4 million during the same period. This increase was due to a combination of the decreased loan portfolio size because of loan sales and additional foreclosures in the nonconforming residential mortgage loan portfolio.

Included in nonperforming assets at June 30, 1998 and 1997 were $7.3 million and $5.4 million, respectively, of delinquent loans, which were on a nonaccrual basis. At June 30 1998 and 1997, nonaccrual loans included $2.8 million in FHA and VA guaranteed loans, which had been repurchased out of GNMA pools. The average balance of nonaccrual loans for the three months ended June 30, 1998 and 1997 was $7.2 million and $5.0 million, respectively, and $6.7 million and $5.5 million, respectively, for the six months ended June 30, 1998 and 1997.

Capital Adequacy

At June 30, 1998, shareholders' equity of the Company totaled $55.4 million or 5.46% of total assets. Since December 31, 1997, shareholders' equity has increased $3.0 million primarily as a result of $3.5 million of net income.

Table 10 presents the capital amounts and risk-adjusted capital ratios for the Bank at June 30, 1998 and 1997, as regulatory capital requirements do not apply to thrift holding companies. At June 30, 1998, the Bank exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. The Bank met the regulatory definition of a "well-capitalized" institution at June 30, 1998.

                                    TABLE 1
                               FINANCIAL SUMMARY



                                                                   As of and for the
                                                                   Six Months Ended
                                                                      June 30,
                                                   -------------------------------------------
                                                        1998             1997        % Change
                                                   ---------------  --------------  ----------
                                                                   (In thousands)
Balance sheet summary
End-of-period balances:
   Loans, net of unearned income.................... $  721,960        $771,612         (6.4)%
   Mortgage loans held for sale.....................     75,890              -         100.0
   Investment securities available for sale.........    186,861         111,475         67.6
   Total assets.....................................  1,013,178         916,322         10.6
   Total deposits...................................    737,453         685,308          7.6
   Shareholders' equity.............................     55,360          51,032          8.5

Year-to-date average balances
   Loans net of unearned income.....................    719,160         724,700         (0.8)%
   Total investment securities......................    227,618         105,564        115.6
   Total assets.....................................  1,019,230         889,094         14.6
   Total deposits...................................    739,399         667,458         10.8
   Shareholders' equity.............................     55,426          51,833          6.9


                                                                        As of and for the                    As of and for the
                                                                        Six Months Ended                    Three Months Ended
                                                                           June 30,                              June 30,
                                                       ----------------------------------------  ---------------------------------
                                                          1998            1997        % Change      1998        1997     % Change
                                                       ----------     -----------    ----------  ----------  ----------  ----------
                                                                                (In thousands, except for per share data)
Earnings summary
   Net income......................................... $  3,515          $3,271            7.5%      $2,251     $1,701       32.3%
   Per common share...................................     2.55            2.38            7.5         1.63       1.24       32.3

Selected ratios
   Return on average assets (annualized)..............     0.69%           0.74%                       0.89%      0.74%
   Return on average equity (annualized)..............    12.68           12.62                       15.97      13.09
   Average equity to average assets...................     5.44            5.83                        5.55       5.66
   End of period equity to assets.....................     5.46            5.57                        5.46       5.57
   Allowance for possible loan losses to loans net of
        unearned income...............................     1.10            0.87                        1.10       0.87
   Efficiency ratio...................................    78.91           64.24                       74.82      64.11

Common stock data
   Average common shares outstanding..................    1,377           1,377                       1,377      1,377

                                                              TABLE 2
                                           AVERAGE BALANCES, INCOME, EXPENSES AND RATES

                                                        AS OF AND FOR THE SIX MONTHS            AS OF AND FOR THE SIX MONTHS
                                                             ENDED JUNE 30, 1998                     ENDED JUNE 30, 1997
                                                     ----------------------------------       --------------------------------
                                                      AVERAGE        INCOME/     YIELD/        AVERAGE      INCOME/     YIELD/
                                                      BALANCE        EXPENSE      RATE         BALANCE      EXPENSE      RATE
                                                     ----------     --------    -------       ---------     -------     ------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
  Loans, net of unearned income..................... $  719,160     $ 32,913      9.23%       $724,700      $33,072      9.20%
  Federal funds sold................................      7,395          205      5.59           3,828           92      4.85
  Mortgage-backed securities........................    179,856        5,839      6.55          75,129        2,674      7.18
  Other investment securities.......................     47,762        1,578      6.66          30,435        1,124      7.45
                                                     ----------     --------      ----        --------      -------      ----
      Total earning assets..........................    954,173       40,535      8.57         834,092       36,962      8.94
  Securities under repurchase agreements............         44                                  3,685
  Allowance for possible loan losses................     (7,485)                                (6,070)
  Noninterest bearing assets........................     72,498                                 57,387
                                                     ----------                               --------
      Total assets.................................. $1,019,230                               $889,094
                                                     ==========                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other interest bearing deposits................... $    3,112      $    31      2.01%       $  3,166      $    42      2.68%
  Savings deposits..................................     59,883        1,337      4.50          59,437        1,709      5.80
  Time deposits.....................................    586,087       17,796      6.12         563,249       16,601      5.94
  Other borrowings..................................     55,259        1,640      5.99          46,237        1,405      6.13
  Federal Home Loan Bank advances...................    150,806        4,392      5.87         111,659        3,355      6.06
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures.........      2,843          106      7.52               -            -         -
                                                     ----------     --------      ----        --------      -------      ----
      Total interest bearing liabilities............    857,990       25,302      5.95         783,748       23,112      5.95

  Noninterest bearing deposits......................     90,317                                 41,606
  Accrued expenses and other liabilities............     15,497                                 11,907
  Total shareholders' equity........................     55,426                                 51,833
                                                     ----------                               --------
  Total liabilities and shareholders' equity........ $1,019,230                               $889,094
                                                     ==========                               ========
  Net interest spread...............................                              2.62%                                  2.99%
                                                                                  ====                                   ====
  Net interest income...............................                $ 15,233                                $13,849
                                                                    ========                                =======
  Net interest margin...............................                              3.22%                                  3.35%
                                                                                  ====                                   ====

                                    TABLE 3
            QUARTERLY AVERAGE BALANCES, INCOME, EXPENSES AND RATES

                                                                           AS OF AND FOR THE THREE MONTHS ENDED
                                               -----------------------------------------------------------------
                                                           JUNE 30, 1998                  MARCH 31, 1998
                                               --------------------------------  -------------------------------
                                                 Average    Income/   Yield/      Average     Income/    Yield/
                                                 Balance    Expense    Rate       Balance     Expense     Rate
                                               --------------------------------  -------------------------------
                                                                                          (Dollars in thousands)
Assets
  Loans, net of unearned income............... $  713,016   $ 16,451   9.25%     $  725,373     $16,462    9.20%
  Federal funds sold..........................      5,089         71   5.60           9,726         136    5.67
  Mortgage-backed securities..................    190,709      2,928   6.16         168,882       2,911    6.99
  Other investment securities.................     45,086        768   6.84          50,469         808    6.49
                                               ----------   --------   ----      ----------     -------    ----
       Total earning assets...................    953,900     20,218   8.50         954,450      20,317    8.63
  Securities under repurchase agreements......         88                                -
  Allowance for possible loan losses..........     (7,548)                           (7,421)
  Noninterest bearing assets..................     70,537                            74,480
                                               ----------                        ----------
       Total assets........................... $1,016,977                        $1,021,509
                                               ==========                        ==========
Liabilities and Shareholders' Equity
  Other interest bearing deposits............. $    3,028   $     15   1.99%     $    3,197     $    27    3.43%
  Savings deposits............................     58,885        664   4.52          60,893         662    4.41
  Time deposits...............................    581,716      8,713   6.01         590,506       9,083    6.24
  Other borrowings............................     48,282        697   5.79          62,314         943    6.14
  Federal Home Loan Bank advances.............    155,562      2,249   5.80         145,997       2,143    5.95
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures...      5,654        106   7.52              -           -       -
                                               ----------   --------   ----      ----------     -------    ----
      Total interest bearing liabilities......    853,127     12,444   5.85         862,907      12,858    6.04

  Noninterest bearing deposits................     94,717                            85,869
  Accrued expenses and other liabilities......     12,735                            18,289
  Total shareholders' equity..................     56,398                            54,444
                                               ----------                        ----------
  Total liabilities and stockholder's equity.. $1,016,977                        $1,021,509
                                               ==========                        ==========
    Net interest spread.......................                         2.65%                               2.59%
                                                                       ====                                ====
    Net interest income.......................               $ 7,774                            $ 7,459
                                                             =======                            =======
    Net interest margin.......................                         3.27%                               3.17%
                                                                       ====                                ====

                                              -------------------------------------
                                                        DECEMBER 31, 1997
                                              -------------------------------------
                                                Average      Income/      Yield/
                                                Balance      Expense       Rate
                                              -------------------------------------

Assets
  Loans, net of unearned income............... $688,115     $15,466        8.92%
  Federal funds sold..........................    9,446         137        5.75
  Mortgage-backed securities..................  154,930       2,699        6.91
  Other investment securities.................   50,675         868        6.80
                                               --------     -------        ----
      Total earning assets....................  903,166      19,170        8.42
  Securities under repurchase agreements......       -
  Allowance for possible loan losses..........   (7,044)
  Noninterest bearing assets..................   56,832
                                               --------
      Total assets............................ $952,954
                                               ========
Liabilities and Shareholders' Equity
  Other interest bearing deposits............. $  1,119     $    13        4.61%
  Savings deposits............................   57,271         646        4.48
  Time deposits...............................  570,506       8,916        6.20
  Other borrowings............................   69,114       1,056        6.06
  Federal Home Loan Bank advances.............  112,023       1,675        5.93
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures...       -           -           -
                                               --------     -------        ----
      Total interest bearing liabilities......  810,033      12,306        6.03

  Noninterest bearing deposits................   74,611
  Accrued expenses and other liabilities......   14,003
  Total shareholders' equity..................   54,307
                                               --------
  Total liabilities and stockholder's equity.. $952,954
                                               ========
    Net interest spread.......................                             2.39%
                                                                           ====
    Net interest income.......................              $ 6,864
                                                            =======
    Net interest margin.......................                             3.02%
                                                                           ====

                                              ------------------------------------------------------------------
                                                        SEPTEMBER 30, 1997                JUNE 30, 1997
                                              ----------------------------------  ------------------------------
                                               Average      Income/      Yield/     Average     Income/   Yield/
                                               Balance      Expense       Rate      Balance     Expense    Rate
                                              ----------------------------------  ------------------------------

Assets
  Loans, net of unearned income............... $718,724      $16,292      8.99%    $742,898    $17,053    9.21%
  Federal funds sold..........................    8,860          150      6.72        3,796         43    4.54
  Mortgage-backed securities..................  115,966        2,065      7.07       75,207      1,350    7.20
  Other investment securities.................   48,616          852      6.95       35,826        698    7.81
                                               --------      -------      ----     --------    -------    ----
      Total earning assets....................  892,166       19,359      8.61      857,727     19,144    8.95
  Securities under repurchase agreements......    1,196                               3,637
  Allowance for possible loan losses..........   (6,759)                             (6,314)
  Noninterest bearing assets..................   60,556                              62,408
                                               --------                            --------
      Total assets............................ $947,159                            $917,458
                                               ========                            ========
Liabilities and Shareholders' Equity
  Other interest bearing deposits............. $  3,000      $    16      2.12%    $  3,199    $    18    2.26%
  Savings deposits............................   60,207          680      4.48       61,892        700    4.54
  Time deposits...............................  587,621        9,109      6.15      564,452      8,629    6.13
  Other borrowings............................   44,732          689      6.11       48,269        739    6.14
  Federal Home Loan Bank advances.............  118,649        1,811      6.06      128,850      1,937    6.03
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures...       -            -         -            -          -       -
                                               --------      -------      ----     --------    -------    ----
      Total interest bearing liabilities......  814,209       12,305      6.00      806,662     12,023    5.98

  Noninterest bearing deposits................   68,183                              46,167
  Accrued expenses and other liabilities......   12,586                              12,664
  Total shareholders' equity..................   52,181                              51,965
                                               --------                            --------
  Total liabilities and stockholder's equity.. $947,159                            $917,458
                                               ========                            ========
    Net interest spread.......................                            2.61%                           2.97%
                                                                          ====                            ====
    Net interest income.......................             $   7,054                           $ 7,121
                                                           =========                           =======
    Net interest margin.......................                            3.14%                           3.33%
                                                                          ====                            ====

                                    TABLE 4
                         INTEREST RATE SWAPS AND CAPS

                                        Interest Rate Swaps
                                   ---------------------------
                                     Receive           Pay          Interest
                                      Fixed           Fixed         Rate Caps         Total
                                   ------------  ---------------  -------------- ---------------
                                                        (In thousands)
Balance at January 1, 1998........    $45,000        $ 80,000        $305,000        $430,000
     Additions....................       -             40,000          40,000          80,000
     Maturities...................       -            (10,000)        (40,000)        (50,000)
     Calls........................       -               -               -               -
     Terminations.................       -               -               -               -
                                    ------------  ---------------  --------------  -------------
Balance at June 30, 1998............  $45,000        $110,000        $305,000        $460,000
                                    ============  ==============   ==============  ==============



                                    TABLE 5
           MATURITIES IN CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                                                           Year of Maturity
                                       ----------------------------------------------------------------------------------------
                                                                                                     2002 &
                                           1998           1999            2000          2001       Thereafter        Total
                                       ------------  ---------------  ------------  ------------  ------------  ---------------
                                                                        (Dollars in thousands)
Notional amount of pay fixed swaps.....   $30,000      $ 15,000          $25,000     $  -            $40,000        $110,000
     Receive rate variable.............      5.72%         5.56%            5.69%       -               5.69%           5.69%
     Pay rate fixed....................      6.27          5.70             5.99        -               5.89            5.99
Notional amount of receive fixed swap..   $   -        $    -            $   -       $  -            $45,000        $ 45,000
     Receive rate fixed................       -             -                -          -               6.97%           6.97%
     Pay rate variable.................       -             -                -          -               5.62            5.62
Caps
     Notional amount...................   $   -        $105,000          $25,000     $95,000         $80,000        $305,000


                                    TABLE 6
                           LOANS AND CREDIT QUALITY

                                                          Loans                   Nonperforming Loans        Net Charge-Offs
                                                      As of June 30,                 As of June 30,       Six Months Ended June 30,
                                            --------------------------------  --------------------------  -------------------------
                                                 1998             1997            1998          1997         1998           1997
                                            ---------------  ---------------  ------------  ------------  ----------     ----------
                                                                                    (In thousands)
Residential mortgage
  Conforming................................  $ 115,668         $214,536         $4,476        $3,846        $   -          $  -
  Nonconforming.............................    226,402          260,437          2,386         1,307          110             5
                                              ---------         --------         ------        ------        -----          ----
    Total residential
     mortgage loans.........................    342,070          474,973          6,862         5,153          110             5
Installment (automobile)
  Prime.....................................    115,967           68,442            306           127          472           666
  Non-prime.................................     15,435           10,795             85           101          338            65
                                              ---------         --------         ------        ------        -----          ----
    Total installment
     (automobile) loans.....................    131,402           79,237            391           228          810           731
Residential construction and land...........    117,450           71,815              -             -            -             -
Commercial real estate......................    130,142          147,417          2,034         2,072            -             -
Commercial..................................      2,772              253              -             -            -             -
                                              ---------         --------         ------        ------        -----          ----
    Total loans.............................    723,836          773,695          9,287         7,453          920           736
Less unearned income........................     (1,876)          (2,083)             -             -            -             -
                                              ---------         --------         ------        ------        -----          ----
    Loans, net of unearned income...........  $ 721,960         $771,612         $9,287        $7,453        $ 920          $736
                                              =========         ========         ======        ======        =====          ====

                                    TABLE 7
                      ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                             AS OF AND FOR THE THREE MONTHS ENDED
                                                            -------------------------------------------------------------------
                                                            JUNE 30,      MARCH 31,   DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
                                                              1998          1998          1997           1997           1997
                                                            --------      ---------   ------------   -------------    --------
                                                                                 (DOLLARS IN THOUSANDS)
Loans, net of unearned income, outstanding
  at end of period........................................  $721,960      $651,003       $727,854       $670,317      $771,612
                                                            ========      ========       ========       ========      ========
Average loans net of unearned income......................  $713,016      $725,373       $688,115       $718,724      $742,898
                                                            ========      ========       ========       ========      ========
Balance of allowance for possible loan losses
  at beginning of period..................................  $  7,467      $  7,333       $  6,995       $  6,687      $  6,208

Loans charged off:
  Residential mortgage....................................       (78)          (73)           (14)           (11)           (8)
  Installment (Automobile)................................      (610)         (651)          (622)          (493)         (388)
                                                            --------      --------       --------       --------      --------
    Total charge-offs.....................................      (688)         (724)          (636)          (504)         (396)
                                                            --------      --------       --------       --------      --------
Recoveries of loans previously charged off:
  Residential mortgage....................................        29            12              2              2             5
  Installment (Automobile)................................       254           197            178            169           193
                                                            --------      --------       --------       --------      --------
    Total recoveries......................................       283           209            180            171           198
                                                            --------      --------       --------       --------      --------
Net charge-offs...........................................      (405)         (515)          (456)          (333)         (198)
Addition to allowance charged to expense..................       875           649            794            641           677
                                                            --------      --------       --------       --------      --------
Balance of allowance for possible loan losses
  at end of period........................................  $  7,937      $  7,467       $  7,333       $  6,995      $  6,687
                                                            ========      ========       ========       ========      ========
Allowance for possible loan losses to
  loans net of unearned income............................      1.10%         1.15%          1.01%          1.04%         0.87%
Net charge-offs to average loans net of
  unearned income (annualized)............................      0.23          0.28           0.27           0.19          0.11

                                    TABLE 8
                             NONPERFORMING ASSETS

                                                                                  As of
                                                 -----------------------------------------------------------------------
                                                 June 30,        March 31,     December 31,   September 30,     June 30,
                                                   1998            1998            1997           1997            1997
                                                 -------         --------      ------------   -------------     --------
                                                                           (Dollars in thousands)
Nonaccrual loans(1)............................. $ 7,253         $ 6,116          $6,065          $5,682          $5,381
Restructured loans..............................   2,034           2,048           2,062           2,067           2,072
                                                 -------         -------          ------          ------          ------
     Total nonperforming loans..................   9,287           8,164           8,127           7,749           7,453
                                                 -------         -------          ------          ------          ------
Foreclosed properties...........................   2,117           1,940           1,159             945           1,573
Repossessions...................................     185             156             275             188             182
                                                 -------         -------          ------          ------          ------
     Total nonperforming assets................. $11,589         $10,260          $9,561          $8,882          $9,208
                                                 =======         =======          ======          ======          ======
Nonperforming assets
     to period end loans, net of unearned
     income, foreclosed properties and
     repossessions..............................    1.60%           1.57%           1.31%           1.32%           1.19%

(1) Includes all loans contractually past due 90 days or more as to principal or interest.

                                    TABLE 9
                         SECURITIES AVAILABLE FOR SALE

                                                                   As of June 30,
                                                          --------------------------------
                                                               1998             1997
                                                          ---------------  ---------------
                                                                    (In thousands)

Mortgage-backed securities...............................    $ 143,679        $  69,356
U.S.Treasury and federal agency securities...............       30,094           30,781
Other securities.........................................       13,088           11,338
                                                          ---------------  ---------------
        Total securities available for sale..............    $ 186,861        $ 111,475
                                                           ==============   ==============



                                   TABLE 10
                          CAPITAL AMOUNTS AND RATIOS


                                                          AS OF JUNE 30, 1998                AS OF JUNE 30, 1997
                                                    ----------------------------------  -------------------------------
                                                        AMOUNT              RATIO          AMOUNT           RATIO
                                                    -------------      --------------   ------------    ------------
                                                                  (Dollars in thousands)
Leverage capital, Tier 1 to total assets:
     New South Federal Savings Bank................ $   75,062              7.36%        $ 59,989            6.55%
     Total assets..................................  1,020,196                            916,322
Tangible capital, Tier 1 to total assets:
     New South Federal Savings Bank................ $   75,062              7.36%        $ 59,989            6.55%
     Total assets..................................  1,020,196                            916,322
Total risk-based capital to risk adjusted assets:
     New South Federal Savings Bank................ $   82,043             11.29%        $ 65,656           11.34%
     Risk adjusted assets..........................    727,009                            579,033
Leverage capital, Tier 1 to risk adjusted assets:
     New South Federal Savings Bank................ $   75,062             10.32%        $ 59,989           10.36%
     Risk adjusted assets..........................    727,009                            579,033

Regulatory capital requirements do not apply to thrift holding companies; therefore, capital amounts and ratios in the above table apply solely to New South Federal Savings Bank. Total capital for New South Bancshares at June 30, 1998 and 1997 was $55.4 million and $51.0 million, respectively.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company, in the ordinary course of business, from time to time, has been named in lawsuits. The Company believes it has meritorious defenses to these lawsuits. Certain of these lawsuits are class actions, which request unspecified or substantial damages. In each case, a class has not yet been certified. Because these issues are complex and for other reasons, it may take years to resolve these actions. Although the outcome of any litigation cannot be predicted with certainty, the Company is not aware of any litigation that will have a material adverse effect on its financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds.

     (1) On June 12, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1
          (File No. 333-49459).

     (2)  The Offering date was June 12, 1998.

     (3)  Not applicable.

     (4) (i) The Offering has terminated and all of the securities registered have been sold.

         (ii) Managing Underwriters: J.C. Bradford & Co.; Sterne, Agee & Leach, Inc.

         (iii) Title of Class of Securities Registered: Junior Subordinated Deferrable Interest Debentures, Guarantee relating to Trust Preferred Securities issued by New South Capital Trust I (co-registrant).

         (iv)   Amount registered (principal amount)................ $34,500,000

                Aggregate price of the offering amount
                registered.......................................... $34,500,000

                Amount sold (principal amount)...................... $34,500,000

                Aggregate offering price of the amount sold
                to date............................................. $34,500,000

         (v)    Estimate of Expenses:

                Underwriters' commissions........................... $ 1,207,500
                All other expenses (estimated)...................... $   350,000

                Total expenses paid by issuer....................... $ 1,557,500

                All of the total expenses paid by issuer of $1,557,500 were comprised of direct or indirect payments to others.

         (vi)   Net Offering Proceeds:.............................. $32,942,500

         (vii) Use of Net Offering Proceeds: The Company has repaid $10 million in debt outstanding with a commercial lender. Another $10 million has been injected into the Bank as equity. The remaining funds have been reserved to fund the aforementioned tender offer.

                The repayment of debt mentioned above was a direct payment to others. The injection of capital into the Bank and the anticipated payments to certain common stockholders in connection with the aforementioned tender offer may be deemed to be direct or indirect payments to directors, officers, and persons owning 10 percent or more of any class of equity securities of the issuer.

         (viii) Material Change in the Use of Proceeds: Not applicable.


ITEM 5. OTHER INFORMATION

        Effective June 17, 1998 the Company commenced an offer to purchase up to 129,450 shares of its common stock at a price of $77.25 per share. The purpose of the Offer is to reduce the number of stockholders to 75 or less, so that the Company can make an S corporation election in order to take advantage of certain benefits available to such corporations under amendments to the Internal Revenue Code contained in the Small Business Jobs Protection Act of 1996.

        The Company will use up to $10 million of the proceeds from its recently completed sale of trust preferred securities to fund the repurchase of common stock pursuant to the Offer. In addition, members of management may be offered the opportunity to purchase some or all of any excess on the same terms as the Offer.

        During the second quarter of 1998, the Company embarked upon an expansion into two new lines of business, direct and indirect lending on manufactured housing and indirect lending to automobile purchasers who have "sub-prime" credit. It is the Company's intent that both expansions will occur gradually and neither will have a material effect on the Company's financial condition or results of operations in the near future.

        On July 21, 1998, the Bank entered into a letter of intent to purchase an 85,000 square foot building located at 210 Automation Way. A definitive agreement has not yet been executed and the transaction has not been closed. The Bank plans to use the building to expand its administrative and operations facilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        ITEM 6(A)--EXHIBITS

        The exhibits listed in the Exhibit Index at page 28 of this Form 10-Q are filed herewith or are incorporated by reference herein.

        ITEM 6(B)--REPORTS ON FORM 8-K

        No report on Form 8-K was filed by the Company during the period April 1, 1998 to June 30, 1998.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 1998                         By: /s/ ROBERT M. COUCH
                                           ----------------------------------
                                           Robert M. Couch
                                           Executive Vice President


August 13, 1998                         By: /s/ SUZANNE H. MOORE
                                           ----------------------------------
                                           Suzanne H. Moore
                                           Vice President and Controller

                                 EXHIBIT INDEX

        The following is a list of exhibits including items incorporated by reference:

        27.  Financial Data Schedule