Form 10-Q
period 1998-09-30
NEW SOUTH BANCSHARES INC
filed 1998-11-12
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ------------------------

                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           ------------------------

For the Quarterly Period Ended September 30, 1998    Commission file number 333-
49459


                           NEW SOUTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

               DELAWARE                                 63-1132716
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


         1900 CRESTWOOD BOULEVARD
           BIRMINGHAM, ALABAMA                            35210
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

Yes  X    No
    ---     ---

                          NEW SOUTH BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX


                                                                          Page
                                                                          ----
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 1998,
          December 31, 1997, and September 30, 1997.....................    3

         Consolidated Income Statement - Nine months and
          three months ended September 30, 1998 and 1997................    4

         Consolidated Statement of Shareholders' Equity - Nine
          months ended September 30, 1998...............................    5

         Consolidated Statement of Cash Flow - Nine months
          ended September 30, 1998 and 1997.............................    6

         Notes to Consolidated Financial Statements.....................    7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   11

Part II. Other Information

         Item 1. Legal Proceedings......................................   28

         Item 5. Other Information......................................   28

         Item 6. Exhibits and Reports on Form 8-K.......................   28

Signatures..............................................................   29

Exhibit Index...........................................................   30

                                    PART I
                             FINANCIAL INFORMATION
                   ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEET

                                                                     September 30,   December 31,   September 30,
                                                                         1998            1997           1997
                                                                     ------------   --------------  -------------
                                                                      (Unaudited)                    (Unaudited)
                                                                                    (In thousands)
ASSETS
Cash and due from banks                                               $   16,307        $ 16,943       $ 20,166
Time deposits in other banks                                                 105             200            200
Investment securities available for sale                                 102,088         197,135        194,723
Loans held for sale                                                      203,149          35,570         27,688
Loans, net of unearned income                                            675,557         727,854        670,317
Allowance for loan losses                                                 (8,908)         (7,333)        (6,995)
                                                                      ----------        --------       --------
       Net loans                                                         666,649         720,521        663,322
Premises and equipment, net                                                4,027           2,968          2,826
Other assets                                                              29,960          20,716         21,065
                                                                      ----------        --------       --------
           Total Assets                                               $1,022,285        $994,053       $929,990
                                                                      ==========        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                                 $   76,086        $ 70,897       $ 82,698
  Interest bearing                                                       684,301         624,468        638,087
                                                                      ----------        --------       --------
         Total deposits                                                  760,387         695,365        720,785
Federal funds purchased and securities sold under
  agreements to repurchase                                                34,800          40,800         47,500
Federal Home Loan Bank advances                                          123,419         179,420         85,388
Note payable                                                                   -          10,000         10,160
Guaranteed preferred beneficial interests in the Company's
  subordinated debentures                                                 34,500               -              -
Accrued expenses, deferred revenue, and other liabilities                 21,536          16,154         13,792
                                                                      ----------        --------       --------
         Total Liabilities                                               974,642         941,739        877,625

Shareholders' Equity:
  Common stock of $1.00 par value (authorized: 1.5 million shares;
    issued and outstanding: 1,250,189.5 at September 30, 1998
    and 1,376,956 at December 31, 1997 and September 30, 1997)             1,250           1,377          1,377
  Surplus                                                                 29,230          38,896         38,896
  Retained earnings                                                       16,956          11,172         10,877
  Other comprehensive income                                                 207             869          1,215
                                                                      ----------        --------       --------
         Total Shareholders' Equity                                       47,643          52,314         52,365

           Total Liabilities and Shareholders' Equity                 $1,022,285        $994,053       $929,990
                                                                      ==========        ========       ========

   See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)

                                                               Nine Months Ended         Three Months Ended
                                                                 September 30,              September 30,
                                                             --------------------       ---------------------
                                                              1998          1997          1998          1997
                                                            -------       -------       -------       -------
                                                                (In thousands, except for per share data)
Interest Income:
  Interest on securities available for sale                 $10,048       $ 6,555       $ 2,671       $ 2,863
  Interest on loans                                          51,551        49,364        18,638        16,292
  Interest on other short-term investments                      358           402           113           204
                                                            -------       -------       -------       -------
         Total Interest Income                               61,957        56,321        21,422        19,359

Interest Expense:
  Interest on deposits                                       28,654        28,159         9,490         9,805
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                        1,792         1,509           518           491
  Interest on Federal Home Loan Bank advances                 6,684         5,166         2,292         1,811
  Interest on notes payable                                     366           583             -           198

  Interest expense on guaranteed preferred beneficial
    interest in the Company's subordinated debentures           839             -           733             -
                                                            -------       -------       -------       -------
         Total Interest Expense                              38,335        35,417        13,033        12,305

Net Interest Income                                          23,622        20,904         8,389         7,054

     Provision for loan losses                                3,067         2,160         1,543           641
                                                            -------       -------       -------       -------

Net Interest Income After Provision for Loan Losses          20,555        18,744         6,846         6,413

Noninterest Income:
  Loan administration income                                  4,855         3,761         1,677         1,252
  Origination fees                                            8,085         1,947         2,709         1,703
  (Loss)/gain on sale of investment securities
    available for sale                                          (90)         (169)          167          (490)
  Gain on sale of loans                                       8,362         2,204         3,338         1,936
  Other income                                                3,614         1,454         1,301           926
                                                            -------       -------       -------       -------
         Total Noninterest Income                            24,826         9,197         9,192         5,327

Noninterest Expense:
  Salaries and benefits                                      18,944        10,264         6,540         5,318
  Net occupancy and equipment expense                         2,818         1,057         1,055           698
  Loan servicing fees paid to affiliates                      3,193         2,680         1,188           907
  Loss on loans serviced                                        614         1,058           168           366
  Federal Deposit Insurance Corporation premiums                332           311           111           105
  Other expense                                               9,561         4,367         3,045         2,142
                                                            -------       -------       -------       -------
         Total Noninterest Expense                           35,462        19,737        12,107         9,536
                                                            -------       -------       -------       -------

Income Before Income Taxes                                    9,919         8,204         3,931         2,204
  Income tax expense                                          4,135         3,783         1,662         1,054
                                                            -------       -------       -------       -------

           Net Income                                       $ 5,784       $ 4,421       $ 2,269       $ 1,150
                                                            =======       =======       =======       =======

Weighted average shares outstanding                           1,360         1,377         1,327         1,377
Earnings per share                                          $  4.25       $  3.21       $  1.71       $  0.84

   See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                    Other          Total
                                                       Common                      Retained     Comprehensive   Shareholders'
                                                        Stock       Surplus        Earnings        Income          Equity
                                                     -----------  ------------  --------------  -------------   -------------
                                                                                (In thousands)
Balance at December 31, 1997                            $1,377      $38,896         $11,172        $ 869           $52,314

Stock retirement                                          (127)      (9,666)                                        (9,793)

Comprehensive Income:
  Net income nine months ended September 30, 1998            -            -           5,784            -             5,784
  Change in unrealized gain/(loss) on securities
     available for sale, net of tax                          -            -               -         (662)             (662)
                                                        ------      -------         -------        ------          -------
            Total comprehensive income                       -            -           5,784         (662)            5,122

Balance at September 30, 1998                           $1,250      $29,230         $16,956        $ 207           $47,643
                                                        ======      =======         =======        =====           =======

   See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                            ------------------------------------
                                                                                                 1998                 1997
                                                                                            ---------------      ---------------
                                                                                                       (In thousands)
Operating Activities:
Net income                                                                                     $ 5,784               $ 4,421
Adjustments to reconcile net income to net cash provided by operations:
  Accretion of discounts and fees                                                                 (136)                 (466)
  Provision for loan losses                                                                      3,067                 2,160
  Depreciation                                                                                     680                   268
  Loss on sale of investment securities available for sale                                          90                   169
  Purchase of mortgage loans held for sale                                                      (2,484)               (1,139)
  Originations of  mortgage loans held for sale                                               (680,998)             (139,008)
  Proceeds from the sale of mortgage loans held for sale                                       258,423                64,966
  Gain on sale of loans                                                                         (8,362)               (2,204)
  Increase in other  assets                                                                     (8,578)               (4,749)
  Increase in accrued expenses, deferred
    revenue and other liabilities                                                                5,382                 4,809
                                                                                              --------              --------
        Net Cash Used by Operating Activities                                                 (427,132)              (70,773)

Investing Activities:
  Net decrease in time deposits in other banks                                                      95                    99
  Proceeds from  sales of investment securities available for sale                             557,154                86,311
  Proceeds from maturities and calls of investment securities
    available for sale                                                                          62,627                14,059
  Purchases of investment securities available for sale                                        (19,806)             (128,700)
  Net decrease in loan portfolio                                                              (188,897)              (11,366)
  Purchases of premises and equipment                                                           (1,781)                 (700)
  Proceeds from sale of premises and equipment                                                      42                   942
  Purchases of real estate owned                                                                (3,160)               (1,289)
  Proceeds from sales of real estate owned                                                       2,494                 1,713
                                                                                              --------              --------
        Net Cash Provided/(Used) in Investing Activities                                       408,768               (38,931)

Financing Activities:
  Net increase in noninterest bearing deposits                                                   5,189                43,815
  Net increase in interest bearing deposits                                                     59,833                16,302
  Net (decrease)/increase in federal funds purchased and securities
    sold under agreements to repurchase                                                         (6,000)               47,500
  Net (decrease)/increase in note payable                                                      (10,000)                  160
  Proceeds from the issuance of guaranteed preferred beneficial
    interests in the Company's subordinated debentures                                          34,500                     -
  Net decrease in Federal Home Loan Bank Advances                                              (56,001)              (10,000)
  Repurchase and retirement of common stock                                                     (9,793)                 (235)
                                                                                              --------              --------
        Net Cash Provided by Financing Activities                                               17,728                97,542
                                                                                              --------              --------

Net decrease in cash and cash equivalents                                                         (636)              (12,162)
Cash and cash equivalents at beginning of period                                                16,943                32,328
                                                                                              --------              --------
Cash and Cash Equivalents at End of Period                                                     $16,307               $20,166
                                                                                              ========              ========

Supplemental information:
  Interest paid                                                                                $37,623               $33,001
  Income taxes paid                                                                            $ 1,654               $ 3,282

   See accompanying notes to consolidated financial statements (unaudited).

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

1. General

   The consolidated financial statements conform to generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income and were not material to the New South Bancshares, Inc.'s (the "Company" or "New South") balance sheet. The Company is the holding company of New South Federal Savings Bank (the "Bank"). The results of operations for any interim period are not necessarily indicative of the results expected for the fiscal year ended December 31, 1998. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form S-1 Registration Statement and amendments thereto effective June 12, 1998.

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

2. Recent Accounting Pronouncements

Earnings Per Share

   Effective December 31, 1997, the Company adopted SFAS No. 128: "Earnings Per Share." This standard requires dual presentation of basic and diluted earnings per share for companies with potentially dilutive securities. There were no dilutive securities issued or outstanding for the nine month and three month periods ended September 30, 1998 and 1997.

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

Computer Software Costs

   The AICPA has issued Statements of Position 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements of the Company.

3. Trust Preferred Securities

   In June 1998, the Company sold $34,500,000 of 8.5% cumulative preferred securities issued by New South Capital Trust I (the "Trust"). These preferred securities are collateralized by subordinated debentures issued by the Company, and are presented on the balance sheet as a separate line entitled "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The debentures have a stated maturity of June 30, 2028 and are subject to early redemption after June 30, 2003.

   The sole assets of the Trust are $35,567,010 in subordinated debentures which have the same interest rate and maturity characteristics as the trust preferred securities. The Company owns all of the common securities of the Trust which amount to $1,067,010.

4. Year 2000 Project Update

   The Year 2000 issue, which is common to most organizations, concerns the inability of certain computer and operational systems to properly perform calculations and process information containing four-digit date fields. The Company has developed and implemented an enterprise-wide strategy to address and mitigate potential risks resulting from the Year 2000 issue, which encompasses the following components:

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

   Because of the nature of operations, the external customers of the Company would be considered its borrowers. Although there is a level of inherent risk that a borrower may be unable to meet its obligation to the Company due to a Year 2000 related problem, this risk is mitigated in consideration that the Company does not have any loans which, by themselves, would materially impact the Company's loan portfolio. The risk is further diminished in light of the fact that the Company's loan portfolio is primarily secured by asset-based collateral where the fair market value of such property is typically equal to or greater than the outstanding loan balance.

   The Company has estimated its total internal costs for the Year 2000 project to be between $750,000 and $2,000,000, of which $150,000 was incurred in 1997 and approximately $780,000 has been incurred year-to-date 1998. Given the nature and scope of the project, it is not feasible at this stage to estimate the degree of success of the project. However, management believes the Company has a solid plan in place to address the issue and the final outcome is not anticipated to have a material adverse effect on the operations or the financial condition of the Company.

5. S Corporation Election

   Effective June 17, 1998, the Company commenced an offer to purchase up to 129,450 shares of its common stock at a price of $77.25 per share (the "Offer"). On August 26, 1998 the Company purchased 126,766.50 shares of its common stock at the offer price of $77.25 per share. Total cost of the purchase was $9.8 million. The purpose of the Offer was to reduce the number of stockholders to 75 or less, so that the Company can make an S corporation election in early 1999 to take advantage of certain benefits available to such corporations under amendments to the Internal Revenue Code contained in the Small Business Jobs Protection Act of 1996.

   Corporations which elect to be taxed as an S corporation under the Internal Revenue Code are generally not subject to corporate taxation. Profits and losses flow through to the S corporation stockholders directly in proportion to their per share ownership in the entity. Accordingly, stockholders will be required to include profits and losses from the Company on their individual income tax returns for federal (and state and, if applicable, local) income tax purposes.

   Typically S corporations declare dividends to stockholders in an amount sufficient to enable stockholders to pay the tax on any S corporation income included in the stockholder's individual income. These dividends are generally not subject to tax since they result from S corporation income on which stockholders have previously been taxed. While the Company presently intends to declare dividends in an amount sufficient to enable stockholders to pay income tax at the highest marginal federal, state and local income tax rate of any stockholder of the Company for the applicable period, since the Company is dependent on dividends from the Bank, there is no assurance that dividends to stockholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to stockholders; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to assure the safety and soundness of the Bank and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   New South reported net income of $5.8 million for the nine months ended September 30, 1998, a 30.8% increase over net income of $4.4 million for the same period of 1997. On a per share basis, earnings were $4.25 and $3.21, respectively, for the same periods. Earnings for the nine months ended
September 30, 1998 resulted in an annualized return on average assets (ROA) of
 .75% and an annualized return on average equity (ROE) of 14.39% compared to .65% and 11.47%, respectively, for the same period of 1997. New South's operating efficiency ratio increased from 70.21% at September 30, 1997 to 77.99% at September 30, 1998, due to additional expenses related to the Transfer of 39 residential mortgage loan production offices from an affiliate effective July 1, 1997.

   Net income for the third quarter of 1998 was $2.3 million, or $1.71 per share, compared to $1.2 million, or $.84 per share, for the same period of 1997. New South's ROA and ROE for the third quarter of 1998 were .88% and 18.16%, respectively, compared to .49% and 8.82%, respectively, for the third quarter of 1997. See Table 1, "Financial Summary".

Net Interest Income

   Net interest income for the nine months ended September 30, 1998 was $23.6 million, a 13.0% increase over the same period in 1997. The Company earned a lower rate on a larger average earning asset base, however, the rate paid on average interest bearing liabilities remained relatively stable, resulting in a 4 basis point increase in the net interest margin and a 13 basis point decrease in the net interest spread. See Table 2, "Average Balances, Income, Expenses, and Rates".

   Net interest income benefited from an increase in the earning asset base which was, on average, 11.87% larger in the nine months ended September 30, 1998 than the same period of 1997. The yield on earning assets declined from 8.82% in 1997 to 8.67% in 1998. The average yield on loans increased from 9.13% in 1997 to 9.30% in 1998. Growth in earning assets was concentrated in lower yielding mortgage-backed securities, which accounted for approximately 7 basis points of the 15 basis points decline in earning asset yields. The remainder of the decline was the result of lower market yields earned on adjustable rate mortgage-backed securities and callable agency debt. The change in the composition of total assets in favor of mortgage-backed securities was a result of the retention of two classes of a Freddie Mac Real Estate Mortgage Investment Conduit (REMIC) security created during August 1997, as well as a securitization of portfolio loans in March 1998.

Noninterest Income and Noninterest Expenses

   Year-to-date noninterest income totaled $24.8 million at September 30, 1998 compared to $9.2 million for the same period in 1997. Significant factors contributing to the increase included changes in the following categories: origination fees increased $6.1 million; originated mortgage servicing rights and servicing release fees, which are included in gain on sale of loans, increased $4.4 million and $1.6 million, respectively; loan administration income increased $1.1 million; and affiliate management fees and underwriting fees, both of which are included in other income, increased $.7 million and $.6 million, respectively. Most of these increases were directly attributable to the Transfer of the residential mortgage loan production offices.

   Noninterest income for the third quarter of 1998 was $9.2 million compared to $5.3 million for the same period of the prior year. Significant increases were experienced in the following categories: origination fees increased $1.0 million; originated mortgage servicing rights increased $1.4 million; and loan administration income increased $.4 million. The variances noted above were due primarily to significant increases in production during the third quarter of 1998 compared to the third quarter of 1997. See Table 3, "Quarterly Average Balances, Income, Expenses and Rates".

   Year-to-date noninterest expenses totaled $35.5 million at September 30, 1998 compared to $19.7 million for the prior year. Due to the Transfer at July 1, 1997, where New South added approximately 300 employees to its payroll and assumed occupancy costs related to the 39 residential mortgage loan production offices. Consequently, year-to-date salaries and benefits expense and occupancy and equipment expense increased $8.7 million and $1.8 million from September 1997 to September 1998, respectively. Also attributable to the Transfer was a $1.7 million increase in other expenses such as stationery and postage, advertising, telephone, and legal. In addition, $1.8 million was accrued for payment to an affiliate in 1998 under the terms of the Transfer.

   Noninterest expenses for the third quarter of 1998 were $12.1 million compared to $9.5 million for the same period of the prior year. The following expenses experienced significant increases: salaries and benefits expense increased by $1.2 million primarily due to the addition of 102 new full time equivalent employees from September 30, 1997 to September 30, 1998; occupancy and equipment expense increased by $.4 million due to the addition of $1.1 million in fixed assets from September 30, 1997 to September 30, 1998. In addition, $.4 million was accrued for payment related to the terms of the Transfer.

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

   New South uses three primary tools in the asset/liability process. The first tool is the traditional gap analysis, which compares the repricing, maturities, and prepayments, as applicable, of the Company's interest-bearing assets to its interest-bearing liabilities and indicates for the Company a liability-sensitive position in the immediate timeframe, which would indicate a benefit from falling rates, an exposure to rising rates, and the opposite asset-sensitive position in a longer timeframe. This liability-sensitive position is partially off-set by interest rate swap and cap positions, which fix or limit the Bank's cost of funds. The second tool is the market value of portfolio equity analysis, which is required by the Office of Thrift Supervision (OTS) by virtue of the size of the Bank. This analysis tests the net value of the Bank in eight parallel, instantaneous interest rate shocks, against tolerance levels promulgated by the Bank's Board of Directors. This analysis indicates exposure to rising rates well within Board guidelines. Finally, the Company uses an earnings simulation model which evaluates the impact of differing interest rate scenarios on the projected business plan over 12 month and 36 month time horizons. This analysis incorporates variables such as embedded options, changes in the relationship between yields earned and rates paid, changes in the term structure of interest rates, and changes in strategy as a function of interest rate movements. This analysis indicates a neutral position for the 12 months beginning September 30, 1998, and a well-hedged position for the 36 months beginning September 30, 1998, with minimal constriction due to interest rate movements.

   The Company utilizes various off-balance sheet instruments to hedge interest rate risk, namely interest rate caps and swaps in which the Company is a fixed payor. The Company also uses interest rate swaps in which the Company is a fixed receiver in conjunction with the issuance of certain structured certificates of deposit. During July, 1998, a swap in the notional amount of $30 million in which the Company was a fixed rate payor matured. Additionally, in August, 1998, a swap with a notional amount of $15 million in which the Company was a fixed rate receiver was called by the counter-party in accordance with an option sold by the Company at the inception of the swap. The deposit issued in conjunction with this swap position was called contemporaneously by the Company. In July, 1998, the Bank entered into a new $10 million notional swap with a ten year maturity callable in one year in conjunction with the issuance of a structured certificate of deposit along the same terms. The Bank is the fixed rate receiver in this transaction. Interest rate caps totaled $305 million, and interest rate swaps in which the Company is the fixed payor totaled $80 million at September 30, 1998. Interest rate swaps in which the Company is the fixed receiver totaled $40 million for the same period. See Table 4, "Interest Rate Swaps and Caps" and Table 5, "Maturities on Caps and Interest Rates Exchanged on Swaps".

Credit Quality

   New South maintains an allowance for loan losses, which historically has been sufficient to absorb losses experienced in its loan portfolio. The Company has established a formal review process to evaluate risk in its loan portfolio and to determine the adequacy of the allowance for loan losses. The review is conducted on a monthly basis and includes analyses of historical performance, assessment of the level of nonperforming and adversely rated loans, specific analyses of certain problem loans, evaluation of loan activity during the month, consideration of off-balance sheet exposures such as market and current economic conditions, in addition to the review of other pertinent information. Senior management is actively involved in this review process and is proactive in mitigating potential risks that could result from such loans. Moreover, the Board of Directors monitors the level of impaired loans through the review of the overall performance of the loan portfolio, giving specific attention to loans which have been classified. See Table 6, "Loans and Credit Quality".

   Table 7, "Allowance for Loan Losses" presents a five-quarter analysis of the allowance for loan losses. At September 30, 1998, the allowance for loan losses was $8.9 million, or 1.32% of loans net of unearned income, compared to $7.0 million, or 1.04% of loans net of unearned income at September 30, 1997. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 90.27% at September 30, 1997 to 95.40% at September 30, 1998, as the level of nonperforming loans increased $1.6 million. In the third quarter of 1998, management increased the provision for loan losses $.9 million due to an increase in its loan portfolio, as well as due to the Company's expansion into new lines of business, including manufactured housing and sub-prime automobile loan origination.

   For the nine months ended September 30, 1998, net charge-offs were $1.5 million, an increase of $423,000 compared to the same period of 1997. Increases occurred primarily in the nonconforming residential mortgage and non-prime installment (automobile) segments of the loan portfolio, while the prime installment (automobile) segment decreased. Annualized net charge-offs to average loans net of unearned income for the nine months ended September 30, 1998 were .29% compared to .19% for the same period of the prior year. The provision for loan losses for the nine months ended September 30, 1998 was $3.1 million compared to $2.2 million for the same period of 1997. Net charge-offs were approximately 49% of the provision; the remainder of the provision is intended to increase the overall coverage ratio relative to the growth in the Company's loan portfolio and the expansion into manufactured housing and sub-prime automobile loan origination.

   Table 8, "Nonperforming Assets" presents a five-quarter comparison of the components of nonperforming assets. As a percentage of loans net of unearned income, foreclosed properties and repossessions, nonperforming assets increased from 1.32% at September 30, 1997 to 1.68% at September 30, 1998; the level of nonperforming assets increased $2.5 million during the same period. This increase was due to foreclosures in the nonconforming residential mortgage loan portfolio.

   Included in nonperforming assets at September 30, 1998 and 1997 were $7.3 million and $5.7 million, respectively, of delinquent loans, which were on a nonaccrual basis. At September 30, 1998 and 1997, nonaccrual loans included $2.2 million and $2.5 million, respectively, in FHA and VA guaranteed loans, which had been repurchased out of GNMA pools. The average balance of nonaccrual loans for the three months ended September 30, 1998 and 1997 was $6.8 million and $5.4 million, respectively, and $6.8 million and $5.5 million, respectively, for the nine months ended September 30, 1998 and 1997.

Capital Adequacy

   At September 30, 1998, shareholders' equity of the Company totaled $47.6 million or 4.66% of total assets. Shareholders equity has decreased $4.7 million since December 31, 1997. The decrease is due primarily to the net of two factors: year-to-date net income of $5.8 million and an August 26, 1998 stock repurchase of $9.8 million. See accompanying notes to consolidated financial statements.

   Table 10, "Capital Amounts and Ratios" presents the capital amounts and risk-adjusted capital ratios for the Bank at September 30, 1998 and 1997. These regulatory capital requirements do not apply to thrift holding companies. At September 30, 1998, the Bank exceeded the regulatory minimum required risk-adjusted Tier 1 Capital Ratio of 4.00% and risk-adjusted Total Capital Ratio of 8.00%. The Bank met the regulatory definition of a "well-capitalized" institution at September 30, 1998.

                                    TABLE 1
                               FINANCIAL SUMMARY

                                                                  As of and for the
                                                                  Nine Months Ended
                                                                    September 30,
                                                        -----------------------------------
                                                           1998          1997      % Change
                                                        ----------     --------    --------
                                                                    (In thousands)
Balance sheet summary
End-of-period balances:
   Loans, net of unearned income                        $  675,557     $670,317         0.8%
   Loans held for sale                                     203,149       27,688       633.7
   Investment securities available for sale                102,088      194,723       (47.6)
   Total assets                                          1,022,285      929,990         9.9
   Total deposits                                          760,387      720,785         5.5
   Shareholders' equity                                     47,643       52,365        (9.0)

Year-to-date average balances
   Loans, net of unearned income                           741,421      722,686         2.6
   Total investment securities                             206,381      125,453        64.5
   Total assets                                          1,021,520      908,662        12.4
   Total deposits                                          738,271      685,385         7.7
   Shareholders' equity                                     53,595       51,396         4.3


                                                                  As of and for the                    As of and for the
                                                                  Nine Months Ended                    Three Months Ended
                                                                    September 30,                        September 30,
                                                        -----------------------------------    -----------------------------------
                                                           1998          1997      % Change       1998          1997      % Change
                                                        ----------     --------    --------    ----------     --------    --------
                                                                          (In thousands, except for per share data)
Earnings summary
   Net income                                             $  5,784     $  4,421        30.8%      $2,269        $1,150       97.3%
   Per common share                                           4.25         3.21        32.5         1.71          0.84      104.7

Selected ratios
   Return on average assets (annualized)                      0.75%        0.65%                    0.88%         0.49%
   Return on average equity (annualized)                     14.39        11.47                    18.16          8.82
   Average equity to average assets                           5.25         5.66                     4.87          5.51
   End of period equity to assets                             4.66         5.63                     4.66          5.63
   Allowance for loan losses to loans net of
        unearned income                                       1.32         1.04                     1.32          1.04
   Efficiency ratio                                          77.99        70.21                    76.28         77.97

Common stock data
   Average common shares outstanding                         1,360        1,377                    1,327         1,377

                                    TABLE 2
                 AVERAGE BALANCES, INCOME, EXPENSES AND RATES

                                                    As of and for the Nine Months         As of and for the Nine Months
                                                         Ended September 30,                   Ended September 30,
                                                  --------------------------------       --------------------------------
                                                                1998                                   1997
                                                  --------------------------------       --------------------------------
                                                    Average      Income/     Yield/       Average     Income/      Yield/
                                                    Balance      Expense      Rate        Balance     Expense       Rate
                                                  ----------     -------     ------      --------     --------     ------
                                                                            (Dollars in thousands)
Assets
  Loans,  net of unearned income                  $  741,421     $51,551      9.30%      $722,686     $49,364       9.13%
  Federal funds sold                                   7,227         305      5.64          5,524         242       5.86
  Mortgage-backed securities                         161,456       7,937      6.57         88,891       4,739       7.13
  Other investment securities                         44,925       2,164      6.44         36,562       1,976       7.23
                                                  ----------     -------      ----       --------     -------       ----
      Total earning assets                           955,029      61,957      8.67%       853,663      56,321       8.82%
  Securities under repurchase agreements                  30                                2,846
  Allowance for loan losses                           (7,716)                              (6,302)
  Noninterest bearing assets                          74,177                               58,455
                                                  ----------                             --------
      Total assets                                $1,021,520                             $908,662
                                                  ==========                             ========

Liabilities and Shareholders' Equity
  Other interest bearing deposits                 $    3,015     $    83      3.68%      $  3,110     $    79       3.40%
  Savings deposits                                    61,088       1,973      4.32         59,697       1,985       4.45
  Time deposits                                      583,811      26,598      6.09        571,463      26,095       6.11
  Other borrowings                                    51,433       2,158      5.61         45,730       2,092       6.12
  Federal Home Loan Bank advances                    149,632       6,684      5.97        114,015       5,166       6.06
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures           13,871         839      8.09              -           -          -
                                                  ----------     -------      ----       --------     -------       ----
      Total interest bearing liabilities             862,850      38,335      5.94%       794,015      35,417       5.96%

  Noninterest bearing deposits                        90,357                               51,115
  Accrued expenses and other liabilities              14,718                               12,136
  Total shareholders' equity                          53,595                               51,396
                                                  ----------                             --------
  Total liabilities and shareholders' equity      $1,021,520                             $908,662
                                                  ==========                             ========

  Net interest spread                                                         2.73%                                 2.86%
                                                                              ====                                  ====

  Net interest income                                            $23,622                              $20,904
                                                                 =======                              =======

  Net interest margin                                                         3.31%                                 3.27%
                                                                              ====                                  ====

                                    TABLE 3
            QUARTERLY AVERAGE BALANCES, INCOME, EXPENSES AND RATES

                                                                As of and for the Three Months Ended
                                                  ---------------------------------------------------------------
                                                        September 30, 1998                  June 30, 1998
                                                  ------------------------------     ----------------------------
                                                    Average     Income/   Yield/      Average     Income/  Yield/
                                                    Balance     Expense    Rate       Balance     Expense   Rate
                                                  ----------   --------   ------     ---------   --------  ------
                                                                       (Dollars in thousands)
Assets
  Loans, net of unearned income                   $  785,215   $ 18,638     9.42%    $  713,016  $16,451     9.25%
  Federal funds sold                                   6,896         98     5.64          5,089       71     5.60
  Mortgage-backed securities                         125,256      2,098     6.65        190,709    2,928     6.16
  Other investment securities                         39,341        588     5.93         45,086      768     6.84
                                                  ----------   --------     ----     ----------  -------     ----

      Total earning assets                           956,708     21,422     8.88%       953,900   20,218     8.50%
  Securities under repurchase agreements                   2                                 88
  Allowance for loan losses                           (8,170)                            (7,548)
  Noninterest bearing assets                          77,481                             70,537
                                                  ----------                         ----------

      Total assets                                $1,026,021                         $1,016,977
                                                  ==========                         ==========

Liabilities and Shareholders' Equity
  Other interest bearing deposits                 $    2,824   $     41     5.76%    $    3,028  $    15     1.99%
  Savings deposits                                    63,459        647     4.04         58,885      664     4.52
  Time deposits                                      579,335      8,802     6.03        581,716    8,713     6.01
  Other borrowings                                    43,905        518     4.68         48,282      697     5.79
  Federal Home Loan Bank advances                    147,321      2,292     6.17        155,562    2,249     5.80
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures           35,567        733     8.18          5,654      106     7.52
                                                  ----------   --------     ----     ----------  -------     ----

      Total interest bearing liabilities             872,411     13,033     5.93%       853,127   12,444     5.85%

  Noninterest bearing deposits                        90,435                             94,717
  Accrued expenses and other liabilities              13,187                             12,735
  Total shareholders' equity                          49,988                             56,398
                                                  ----------                         ----------

  Total liabilities and stockholder's equity      $1,026,021                         $1,016,977
                                                  ==========                         ==========

    Net interest spread                                                     2.95%                            2.65%
                                                                            ====                             ====

    Net interest income                                        $  8,389                          $ 7,774
                                                               ========                          =======

    Net interest margin                                                     3.48%                            3.27%
                                                                            ====                             ====

                                                                As of and for the Three Months Ended
                                                  ----------------------------------------------------------------
                                                           March 31, 1998                 December 31, 1997
                                                  ------------------------------     -----------------------------
                                                    Average     Income/   Yield/      Average     Income/   Yield/
                                                    Balance     Expense    Rate       Balance     Expense    Rate
                                                  ----------   --------   ------     ---------   --------   ------
                                                                         (Dollars in thousands)
Assets
  Loans, net of unearned income                   $  725,373   $16,462      9.20%     $688,115     $15,466    8.92%
  Federal funds sold                                   9,726       136      5.67         9,446         137    5.75
  Mortgage-backed securities                         168,882     2,911      6.99       154,930       2,699    6.91
  Other investment securities                         50,469       808      6.49        50,675         868    6.80
                                                  ----------   -------      ----      --------     -------    ----

      Total earning assets                           954,450    20,317      8.63%      903,166      19,170    8.42%
  Securities under repurchase agreements                   0                                 0
  Allowance for loan losses                           (7,421)                           (7,044)
  Noninterest bearing assets                          74,480                            56,832
                                                  ----------                          --------

      Total assets                                $1,021,509                          $952,954
                                                  ==========                          ========

Liabilities and Shareholders' Equity
  Other interest bearing deposits                 $    3,197   $    27      3.43%     $  1,119     $    13    4.61%
  Savings deposits                                    60,893       662      4.41        57,271         646    4.48
  Time deposits                                      590,506     9,083      6.24       570,506       8,916    6.20
  Other borrowings                                    62,314       943      6.14        69,114       1,056    6.06
  Federal Home Loan Bank advances                    145,997     2,143      5.95       112,023       1,675    5.93
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures                -         -         -             -           -       -
                                                  ----------   -------      ----      --------     -------    ----

      Total interest bearing liabilities             862,907    12,858      6.04%      810,033      12,306    6.03%

  Noninterest bearing deposits                        85,869                            74,611
  Accrued expenses and other liabilities              18,289                            14,003
  Total shareholders' equity                          54,444                            54,307
                                                  ----------                          --------

  Total liabilities and stockholder's equity      $1,021,509                          $952,954
                                                  ==========                          ========


    Net interest spread                                                     2.59%                             2.39%
                                                                            ====                              ====

    Net interest income                                        $ 7,459                             $ 6,864
                                                               =======                             =======

    Net interest margin                                                     3.17%                             3.02%
                                                                            ====                              ====

                                                  As of and for the Three Months Ended
                                                  ------------------------------------
                                                           September 30, 1997
                                                  ------------------------------------
                                                    Average       Income/       Yield/
                                                    Balance       Expense        Rate
                                                  ----------     --------       ------
                                                         (Dollars in thousands)
Assets
  Loans, net of unearned income                   $  718,724      $16,292        8.99%
  Federal funds sold                                   8,860          150        6.72
  Mortgage-backed securities                         115,966        2,065        7.07
  Other investment securities                         48,616          852        6.95
                                                  ----------       ------        ----

      Total earning assets                           892,166       19,359        8.61%
  Securities under repurchase agreements               1,196
  Allowance for loan losses                           (6,759)
  Noninterest bearing assets                          60,556
                                                  ----------

      Total assets                                $  947,159
                                                  ==========

Liabilities and Shareholders' Equity
  Other interest bearing deposits                 $    3,000      $    16        2.12%
  Savings deposits                                    60,207          680        4.48
  Time deposits                                      587,621        9,109        6.15
  Other borrowings                                    44,732          689        6.11
  Federal Home Loan Bank advances                    118,649        1,811        6.06
  Guaranteed preferred beneficial interests
   in the Company's subordinated debentures                -            -           -
                                                  ----------      -------        ----

      Total interest bearing liabilities             814,209       12,305        6.00%

  Noninterest bearing deposits                        68,183
  Accrued expenses and other liabilities              12,586
  Total shareholders' equity                          52,181
                                                  ----------

  Total liabilities and stockholder's equity      $  947,159
                                                  ==========


    Net interest spread                                                          2.61%
                                                                                 ====

    Net interest income                                           $ 7,054
                                                                  =======

    Net interest margin                                                          3.14%
                                                                                 ====

                                    TABLE 4
                         INTEREST RATE SWAPS AND CAPS

                                         Interest Rate Swaps
                                         -------------------
                                         Receive       Pay       Interest
                                          Fixed       Fixed      Rate Caps      Total
                                         -------     -------     ---------     --------
                                                        (In thousands)
Balance at January 1, 1998               $45,000     $80,000      $305,000     $430,000
     Additions                            10,000      40,000        40,000       90,000
     Maturities                                -     (40,000)      (40,000)     (80,000)
     Calls                               (15,000)          -             -      (15,000)
     Terminations                              -           -             -            -
                                         -------     -------      --------     --------
Balance at September 30, 1998            $40,000     $80,000      $305,000     $425,000
                                         =======     =======      ========     ========

                                    TABLE 5
           MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS

                                                                                Year of Maturity
                                                     -------------------------------------------------------------------------
                                                                                                        2002 &
                                                     1998       1999         2000         2001        Thereafter       Total
                                                     ----      -------      -------      -------      ----------      --------
                                                                                (Dollars in thousands)
Notional amount of pay fixed swaps                   $ -       $15,000      $25,000      $     -        $40,000       $ 80,000
     Receive rate variable                             -          5.75%        5.69%           -           5.50%          5.61%
     Pay rate fixed                                    -          5.70         5.99            -           5.89           5.89
Notional amount of receive fixed swap                $ -       $     -      $     -      $     -        $40,000       $ 40,000
     Receive rate fixed                                -             -            -            -           7.01%          7.01%
     Pay rate variable                                 -             -            -            -           5.52           5.52
Caps
     Notional amount                                 $ -     $ 105,000      $25,000      $95,000        $80,000       $305,000

                                    TABLE 6
                           LOANS AND CREDIT QUALITY

                                                                                                                Net Charge-Offs
                                                         Loans                   Nonperforming Loans           Nine Months Ended
                                                  As of September 30,            As of September 30,             September 30,
                                              --------------------------        ----------------------       ---------------------
                                                 1998             1997            1998           1997         1998           1997
                                              ---------        ---------        -------        -------       ------         ------
                                                                                     (In thousands)
Residential mortgage
  Conforming                                  $ 111,516        $ 260,546        $ 4,580        $ 3,080       $    -         $    -
  Nonconforming                                 273,594           87,795          2,235          2,321          114             14
                                              ---------        ---------        -------        -------       ------         ------
    Total residential mortgage
      loans                                     385,110          348,341          6,815          5,401          114             14
Installment (automobile)
  Prime                                          26,899           72,312            337            192          814            949
  Non-prime                                         780           11,490            165             89          564            106
                                              ---------        ---------        -------        -------       ------         ------
    Total installment
      (automobile) loans                         27,679           83,802            502            281        1,378          1,055
Residential construction and land               131,721           84,868              1              -            -              -
Commercial real estate                          129,834          155,109          2,020          2,067            -              -
Commercial                                        3,055              290              -              -            -              -
                                              ---------        ---------        -------        -------       ------         ------
  Total loans                                   677,399          672,410          9,338          7,749        1,492          1,069
Less unearned income                             (1,842)          (2,093)             -              -            -              -
                                              ---------        ---------        -------        -------       ------         ------
  Loans, net of unearned income               $ 675,557        $ 670,317        $ 9,338        $ 7,749       $1,492         $1,069
                                              =========        =========        =======        =======       ======         ======

                                    TABLE 7
                           ALLOWANCE FOR LOAN LOSSES

                                                                           As of and for the Three Months Ended
                                                         ----------------------------------------------------------------------
                                                         September 30,    June 30,    March 31,    December 31,   September 30,
                                                              1998          1998        1998          1997            1997
                                                         -------------   ---------   ----------    ------------   -------------
                                                                                  (Dollars in thousands)
Loans, net of unearned income, outstanding
  at end of period                                        $ 675,557      $721,960     $ 651,003       $ 727,854      $  670,317
                                                          =========      ========     =========       =========      ==========

Average loans net of unearned income                      $ 785,215      $713,016     $ 725,373       $ 688,115      $  718,724
                                                          =========      ========     =========       =========      ==========

Balance of allowance for loan losses
  at beginning of period                                  $   7,937      $  7,467     $   7,333       $   6,995      $    6,687

Loans charged off:
  Residential mortgage                                           (6)          (78)          (73)            (14)            (11)
  Installment (Automobile)                                     (815)         (610)         (651)           (622)           (493)
                                                          ---------      --------     ---------       ---------      ----------
          Total charge-offs                                    (821)         (688)         (724)           (636)           (504)
                                                          ---------      --------     ---------       ---------      ----------

Recoveries of loans previously charged off:
  Residential mortgage                                            2            29            12               2               2
  Installment (Automobile)                                      247           254           197             178             169
                                                          ---------      --------     ---------       ---------      ----------
          Total recoveries                                      249           283           209             180             171
                                                          ---------      --------     ---------       ---------      ----------

Net charge-offs                                                (572)         (405)         (515)           (456)           (333)
Addition to allowance charged to expense                      1,543           875           649             794             641
                                                          ---------      --------     ---------       ---------      ----------

Balance of allowance for loan losses
  at end of period                                        $   8,908      $  7,937     $   7,467       $   7,333      $    6,995
                                                          =========      ========     =========       =========      ==========

Allowance for loan losses to
  loans net of unearned income                                 1.32%         1.10%         1.15%           1.01%           1.04%
Net charge-offs to average loans net of
  unearned income (annualized)                                 0.29          0.23          0.28            0.27            0.19


                                    TABLE 8
                             NONPERFORMING ASSETS

                                                                                 As of
                                             ------------------------------------------------------------------------------
                                             September 30,      June 30,      March 31,      December 31,     September 30,
                                                 1998             1998          1998             1997             1997
                                             -------------      --------      ---------      ------------     -------------
                                                                        (Dollars in thousands)
Nonaccrual loans(1)                             $ 7,318         $ 7,253        $ 6,116         $  6,065          $  5,682
Restructured loans                                2,020           2,034          2,048            2,062             2,067
                                                -------         -------        -------         --------          --------
     Total nonperforming loans                    9,338           9,287          8,164            8,127             7,749
                                                -------         -------        -------         --------          --------
Foreclosed properties                             1,822           2,117          1,940            1,159               945
Repossessions                                       231             185            156              275               188
                                                -------         -------        -------         --------          --------
     Total nonperforming assets                 $11,391         $11,589        $10,260         $  9,561          $  8,882
                                                =======         =======        =======         ========          ========
Nonperforming assets
     to period end loans, net of
     unearned income, foreclosed
     properties and repossessions                  1.68%           1.60%          1.57%            1.31%             1.32%

(1) Includes all loans contractually past due 90 days or mor  e as to principal and interest.



                                    TABLE 9
                         SECURITIES AVAILABLE FOR SALE

                                                         As of September 30,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
                                                            (In thousands)
Mortgage-backed securities                               $ 63,511   $144,843
U.S.Treasury and federal agency securities                 25,689     39,441
Other securities                                           12,888     10,439
                                                         --------   --------
        Total securities available for sale              $102,088   $194,723
                                                         ========   ========


                                   TABLE 10
                          CAPITAL AMOUNTS AND RATIOS

                                                                  As of September 30, 1998         As of September 30, 1997
                                                               ------------------------------   ----------------------------
                                                                   Amount           Ratio          Amount           Ratio
                                                               -------------    -------------   ------------     -----------
                                                                                   (Dollars in thousands)
Leverage capital, Tier 1 to total assets:
     New South Federal Savings Bank                             $   80,136          7.85%         $ 61,346            6.63%
     Total assets                                                1,020,443                         925,178
Tangible capital, Tier 1 to total assets:
     New South Federal Savings Bank                             $   80,136          7.85%         $ 61,346            6.63%
     Total assets                                                1,020,443                         925,178
Total risk-based capital to risk adjusted assets:
     New South Federal Savings Bank                             $   88,137         11.17%         $ 67,297           11.54%
     Risk adjusted assets                                          789,233                         583,047
Leverage capital Tier 1 to risk adjusted assets:
     New South Federal Savings Bank                             $   80,136         10.15%         $ 61,346           10.52%
     Risk adjusted assets                                          789,233                         583,047

Regulatory capital requirements do not apply to thrift holding companies; therefore, capital amounts and ratios in the above table apply solely to the Bank. Total capital for the Company at September 30, 1998 and 1997 was $47.6 million and $52.4 million, respectively.

                                    Part II

                               Other Information

Item 1. Legal Proceedings

   The Company, from time to time in the ordinary course of business, has been named in lawsuits. The Company believes it has meritorious defenses to these lawsuits. Certain of these lawsuits are class actions, which request unspecified or substantial damages. In each case, a class has not yet been certified. Because these issues are complex and for other reasons, it may take years to resolve these actions. Although the outcome of any litigation cannot be predicted with certainty, the Company is not aware of any litigation that will have a material adverse effect on its financial position.

Item 5.  Other Information

   The Bank currently performs all servicing associated with nonconforming residential mortgage loans and installment (automobile) loans that it originates. However, pursuant to a subservicing agreement between the Bank and an affiliate, an affiliate performs all servicing on behalf of the Bank in connection with conforming residential mortgage loans originated by the Bank. The Bank may terminate this subservicing agreement at some point in the near future. At this time, which remains to be determined, all current employees of the affiliate performing these functions will become employees of the Bank, causing all servicing functions to be performed centrally by the Bank for an affiliate. The Bank currently has plans to sale certain installments (automobile) loans on a securitized basis through a private placement estimated at approximately $130 million.

ITEM 6.  Exhibits and Reports on Form 8-K

   ITEM 6(A)--EXHIBITS

   The exhibits listed in the Exhibit Index at page 30 of this Form 10-Q are filed herewith or are incorporated by reference herein.

   ITEM 6(B)--REPORTS on Form 8-K

   A report on Form 8-K was filed by the Company during the period July 1, 1998 to September 30, 1998. The report was filed on October 13, 1998 regarding the Company's change in accountants. No financial statements were filed with this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 6, 1998                       By: /s/ ROBERT M. COUCH
                                           -------------------
                                           Robert M. Couch
                                           Executive Vice President


November 6, 1998                       By: /s/ SUZANNE H. MOORE
                                           --------------------
                                           Suzanne H. Moore
                                           Vice President and Controller

                                 EXHIBIT INDEX

   The following is a list of exhibits including items incorporated by reference:

  *3(a) Certificate of Incorporation

  *3(b) By-laws

  *4    Indentures, Trust Agreement

  *10   Material Contracts

  *11   Statement RE Computation of Per Share Earnings

   27.  Financial Data Schedule

  * Filed with the Company's Form S-1 Registration Statement filed April 6, 1998 registration number 333-49459