Form 10-K405
period 1998-12-31
NEW SOUTH BANCSHARES INC
filed 1999-04-01
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ------------------------------

                                   Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998  COMMISSION FILE NUMBER 333-49459


                          NEW SOUTH BANCSHARES, INC.
            (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------

           DELAWARE                                       63-1132716
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 1900 Crestwood Boulevard
   Birmingham, Alabama                                       35210
(Address of Principal Executive Offices)                  (Zip Code)

                                (205) 951-4000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class             Name of Each Exchange on Which
        to be so Registered             Each Class is to be Registered
     --------------------------      ------------------------------------

  Cumulative Trust Preferred Securities      American Stock Exchange
  (and the Guarantee with respect thereto)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No ___________
    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 1, 1999: 1,255,537.1

                      DOCUMENTS INCORPORATED BY REFERENCE

                             None, except Exhibits

ITEM 1 BUSINESS

     New South Bancshares, Inc. (the "Company") is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. Through its financial institution subsidiary, New South Federal Savings Bank (the "Bank" or "New South"), the Company operates two full-service retail branch offices in Birmingham, Alabama, and 41 loan production offices located in 13 states throughout the southeastern and eastern United States. New South is the largest thrift and the sixth largest depository institution, based on asset size, headquartered in the State of Alabama.

     The Company's operations principally involve residential mortgage lending, installment (automobile) lending, residential construction and land lending, manufactured housing lending and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans (usually on a pooled or securitized basis) in the secondary market, and the servicing of residential mortgage loans for investors as well as the Company's own loan portfolio. The installment (automobile) lending program involves indirect lending through 900 automobile dealers in six southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. In addition, the Company actively funds and purchases commercial real estate loans originated by Collateral Mortgage, Ltd. ("Collateral"), an affiliate, which may be sold to investors or held in New South's portfolio.

     The Company funds its lending activities primarily with customer deposits gathered through the sale of a broad range of banking services including certificates of deposit, individual retirement and other time and demand deposit accounts, and money market accounts. The Company takes a wholesale approach to generating deposits, paying high interest rates while keeping deposit gathering overhead costs low. The Company maintains two retail branch offices, both located in Birmingham, Alabama, but attracts the majority of its deposits through telemarketing activities and third parties, primarily brokers.

     The Company was established in 1994 for the purpose of acquiring and holding 100% of the capital stock of New South. The Company and New South are members of a family of financial services companies that are owned primarily by
W. T. Ratliff, Jr. and members of his family. Since W. T. Ratliff founded Collateral Investment Company in 1933, these companies have been engaged in virtually all aspects of real estate lending, investment, brokerage and management, as well as various financial services business.

     Prior to the formation of the Company, New South was a wholly owned subsidiary of Collateral. Although Collateral's present emphasis rests on commercial lending, prior to 1997, Collateral also conducted residential mortgage lending operations consisting primarily of direct originations of residential mortgage loans which were generally underwritten and processed in accordance with the guidelines issued by FNMA, FLHMC, GNMA, FHA or VA (i.e., conforming residential mortgage loans) through 39 retail mortgage origination offices located in 13 southern states. Effective July 1, 1997, Collateral transferred all 39 of its loan origination offices to New South (the "Transfer"). Prior to the Transfer, New South's residential mortgage lending operations consisted primarily of indirect originations of residential mortgage loans which were generally not underwritten and processed in accordance with government or federal agency guidelines (i.e., nonconforming residential mortgage loans) through correspondents and mortgage brokers, although it originated some nonconforming residential mortgage loans on a direct basis through seven origination offices.

     As a result of the Transfer, New South now originates conforming and nonconforming residential mortgage loans on a direct and indirect basis through 41 origination offices and a network of loan correspondents and mortgage brokers. New South also originates conforming and nonconforming residential mortgage loans on an indirect basis through correspondents and mortgage brokers.

     At December 31, 1998, the Company's loan portfolio consisted of the following: (i) $456.5 million in residential mortgage loans, of which $172.0 million the Company classifies as conforming residential mortgage loans, and $284.5 million the Company classifies as nonconforming residential mortgage loans; (ii) $53.7 million in installment (automobile) loans; (iii) $144.8 million in residential construction and land loans; (iv) $155.8 million in commercial real estate loans (the majority of which are originated by Collateral but funded and closed by New South); (v) $4.6 million in commercial loans; and (vi) $14.0 million in manufactured housing loans. Also as of such date, the Company serviced approximately $1.5 billion of residential mortgage loans, installment (automobile) loans and commercial real estate loans.

RESIDENTIAL MORTGAGE LENDING

Conforming Loans

     New South's primary line of business is the origination (and subsequent sale) of residential mortgage loans which New South classifies as conforming residential mortgage loans. These loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including GNMA, FHLMC, GNMA, FHA and VA. The conforming residential mortgage loans are fixed-rate and adjustable-rate first mortgage loans with 15 year or 30 year terms generally secured by owner-occupied residences. New South's adjustable-rate mortgages (ARMs) generally have interest rates that adjust semi-annually or annually. The maximum loan amount for a conforming residential mortgage loan which will be purchased by FHLMC or FNMA currently is $240,000, with a typical term of 260 months, and an average interest rate of approximately 7.0%. At December 31, 1998, New South had $172.0 million of conforming residential mortgage loans in its portfolio, representing 37.7% of New South's residential mortgage loan portfolio and 21.1% of New South's total loan portfolio.

     Presently, New South originates conforming residential mortgage loans primarily on a direct basis through 41 loan production offices located in the States of Alabama (11), Tennessee (4), Georgia (5), North Carolina (2), Florida
(4), Texas (2), Nevada (2), Kentucky (1), Louisiana (1), Virginia (3), Mississippi (1), and Arizona (1). These offices originate primarily single-family residential mortgage loans from a number of sources such as referrals from realtors, walk-in customers, borrowers, and advertising. New South augments its direct originations of conforming residential mortgage loans with indirect originations through over 250 wholesale customers, including independent mortgage brokers and correspondents, community banks, and other financial institutions in 14 states. These mortgage brokers and correspondents originate such loans using New South's underwriting criteria and standards and close such loans using funds advanced by New South simultaneously with, or following, closing. In some cases, loans are purchased at some point following closing in a secondary market transaction.


Nonconforming Loans

     New South originates residential mortgage loans which it classifies as nonconforming residential mortgage loans. These loans typically do not exceed the standard agency maximum loan size guidelines, but may fail to meet one or more other guidelines including those relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment delinquencies. New South typically originates only nonconforming residential mortgage loans with fixed interest rates. The average nonconforming residential mortgage loan amount is $60,000 with average interest rates of 9.10% and average maturities of up to 15 years. At December 31, 1998, New South had $284.5 million of nonconforming residential mortgage loans representing 62.3% of New South's residential mortgage loan portfolio and 34.9% of New South's total loan portfolio.

     New South originates nonconforming residential mortgage loans primarily on an indirect basis through mortgage brokers and correspondents, although it also originates nonconforming loans on a direct basis through two loan origination offices. All nonconforming residential mortgage loans originated, either on a direct or indirect basis, must conform to New South's underwriting guidelines for nonconforming residential mortgage loan products which have been internally developed by New South's management by analyzing a variety of factors, including the proposed equity in the collateral, the credit history and debt-to-income ratio of the borrower, the property type, and the characteristics of the underlying first mortgage, if any. Applying these guidelines, New South will internally classify a proposed nonconforming residential mortgage loan product as either Grade AA, A, B or C according to credit risk and establish the terms of the loan in accordance with such internal classifications.

     New South augments its indirect originations of nonconforming residential mortgage loans with direct originations through two loan production offices in the States of Alabama and Virginia. These offices have historically been operated by New South and were not acquired from Collateral in the Transfer. Like conforming residential mortgage loans, originations through these offices are derived from a number of sources such as referrals from realtors, brokers, walk-in customers, borrowers, and advertising.

INSTALLMENT (AUTOMOBILE) LENDING

     New South offers installment (automobile) loans secured by automobiles, light-duty trucks, vans, boats, and other vehicles. New South began offering an installment (automobile) lending program in 1989 to automobile dealers in the southern United States. New South has an extensive automobile dealer network consisting of over 900 dealers in the States of Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. New South's automobile dealer network consists primarily of new car franchise dealers, with independent car dealers making up less than 15% of the dealer network.

Prime Loans

     The majority of New South's installment (automobile) loans are considered to be "prime" loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. New South's current guidelines for its prime lending products require an applicant to have, among other factors, a credit bureau score of at least 580. On used cars, the terms of the contract are also based, in part, on the actual mileage of the vehicle. The Company also classifies as prime an immaterial amount of other non-automobile installment loans secured by deposits, boats and recreational vehicles and some signature loans. During 1998, New South's average size prime loan for both new and used cars was $13,000 with an average term of 41 months at 10.1% interest rate.

     New South purchases prime products (typically fully secured, fixed rate retail installment contracts) from dealers for 100% of the principal amount of the loan on a non-recourse basis. At December 31, 1998, prime installment (automobile) loans constituted 97.3% of New South's installment (automobile) loan portfolio and 6.4% of its total loan portfolio.

Nonprime Loans

     New South offers a nonprime product to certain qualifying consumers who report credit bureau scores below the "prime" threshold due to delinquencies on certain accounts. Terms of "nonprime" installment (automobile) loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers. Importantly, the automobile payment cannot exceed 15% of a nonprime borrower's gross income. During 1998, New South's average nonprime loan for new and used cars was $13,000, with an average term of 41 months at 17.3% interest. In some cases, New South purchases nonprime loans from dealers at a non-refundable discount. At December 31, 1998, nonprime installment (automobile) loans constituted 2.7% of New South's installment (automobile) loan portfolio and .18% of New South's total loan portfolio.

OTHER LENDING

Residential Construction and Land Loans

     New South originates residential real estate construction loans as well as providing construction and land development loans in residential subdivisions to professional home builders and developers. Residential construction and land loans are primarily originated on a direct basis through New South's conforming residential mortgage loan origination offices. New South is active in making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. These loans are made on a commitment term that generally is a for a period of one year. New South reviews each individual builder's experience and reputation, general financial condition, and inventory levels in order to limit risks. All construction loans are secured by a first lien on the property and construction in progress. Additionally, the construction status is reviewed by on-site inspections. The builders' ongoing financial position is monitored on a periodic basis. At December 31, 1998, New South had $144.8 million of residential construction and land loans representing 17.8% of New South's total loan portfolio.

Commercial Real Estate Loans

     Commercial real estate loans are originated primarily by Collateral on an indirect basis through mortgage bankers, and brokers nationwide. New South funds and closes in its name certain commercial real estate loans originated by Collateral. These loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wise variety of other commercial properties. Many of these loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, pension funds, conduit programs, and government sponsored entities. Many of these loans have been committed for sale to a third party prior to closing in New South's name, and providing this interim funding has been a relatively profitable and low risk activity for New South in recent years. In addition, New South may hold these loans in its own portfolio. The average commercial real estate loan is approximately $2.0 million, with a term of 7 to 10 years, and an interest rate range of 180 to 220 basis points over U.S. Treasury securities with comparable maturities. New South had $155.8 million in commercial real estate loans as of December 31, 1998, representing 19.1% of New South's total loan portfolio.

Commercial Loans

     New South makes available to certain independent automobile dealers automobile "floor plan" credit lines, which are revolving credit lines used for financing the used automobile inventory of independent automobile dealerships. New South develops prospects for commercial loans primarily through its existing customer base of independent automobile dealers who have sold retail installment contracts to New South. New South will make advances on a dealer's credit line when the dealer purchases an automobile and provides New South with proper evidence of title to the property. New South had $4.6 million in commercial loans as of December 31, 1998, representing .56% of New South's total loan portfolio.

Manufactured Housing

     During August 1998, New South began its manufactured housing division to provide in the Southeast direct and indirect retail financing for home only or land and home on both new and used products. Manufactured housing loans are originated on both a direct and indirect basis through dealers and mortgage brokers. The average manufactured housing retail installment loan is $37,500, with an average term of 240 months at 10.0% interest. At December 31, 1998, manufactured housing loans were 1.7% of New South's total loan portfolio.

FUNDING ACTIVITIES

     The Company funds its lending activities primarily through deposits. In addition, a significant source of funding for New South is the sale of residential mortgage loans and installment (automobile) loans (either in the secondary market or as securitizations) and advances from the FHLB. To a lesser extent, New South receives funds from traditional commercial borrowings as well as from net interest income, mortgage loan servicing fees, and loan principal repayments.

Deposits

     New South conducts deposit gathering activities in a traditional fashion through its two full service branches located in Birmingham, Alabama. In addition, New South operates an active telephone banking center that handles incoming inquiries and conducts an outgoing telemarketing program for deposit products. New South has not built an extensive branch network and does not rely heavily on a local retail deposit base. It has primarily utilized certificates of deposit to compete for consumer deposits. New South attracts deposits from throughout the country and several foreign countries by paying very competitive rates.

     New South also distributes its deposit products through brokers to individuals and institutional purchasers through a brokered certificate of deposit program which offers certificates of deposits in increments of $1.0 million to $20.0 million through selected brokers who meet New South's guidelines. At December 31, 1998, brokered certificates of deposit, including those not solicited by New South for a fee, were $195.9 million, or 25.3% of total deposits.

Sales/Securitizations

     New South sells a substantial portion of its loan production into the secondary market, principally by securitizing pools of loans and through sales to private investors. With respect to conforming residential mortgage loans, if a loan meets government or federal agency guidelines and has been originated through its conforming residential mortgage origination offices, it is typically sold immediately, either through the FNMA, FHLMC or GNMA programs or to private investors. With respect to nonconforming residential mortgage loans, New South generally holds these loans in its portfolio unless New South determines that it is economically necessary or desirable to sell the loan in light of the existing prices, capital constraints, liquidity needs, and prepayment risks. Generally, New South retains a portion of the servicing rights to the loans that it sells. For the twelve month period ended December 31, 1998, New South sold approximately $1.2 billion in mortgage backed securities, residential mortgage loans and installment (automobile) loans.

Borrowings

     The FHLB makes advances to New South on a secured basis, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As of December 31, 1998 FHLB advances amounted to $198.4 million. The advances outstanding as of December 31, 1998 bore interest at rates ranging from 5.75% to 7.89%. These advances were collateralized by stock in the FHLB and a blanket assignment of certain residential mortgage loans owned by New South.

     New South has entered into a $20.0 million warehousing line of credit agreement with a commercial bank. Borrowings are to be secured by pledging specific residential mortgage loans and will bear a market interest rate. During 1998, there were no amounts outstanding on the line of credit.

     During 1997, the Company had a $15.0 million credit facility agreement with a commercial bank consisting of a $10.0 million revolving credit line and $5.0 million in long term debt secured by the stock of New South. The amounts outstanding bear interest at the LIBOR plus 2%, payable quarterly. The Company receives dividends from New South in amounts necessary to cover the required interest payments and any principal payments due on the debt. As of December 31, 1997, $5.0 million was outstanding on the line of credit and $5.0 million was outstanding on the term debt. In 1998 the $5.0 million on the line of credit and the $5.0 million in term debt were paid in full.

     Additionally, New South has a $9.25 million revolving credit facility agreement with a commercial bank. The amounts outstanding bear interest at the London Interbank Offering Rate plus 2 percent, payable quarterly. As of December 31, 1998, there were no amounts outstanding under this facility.

LOAN SERVICING

Residential Mortgage Loan Servicing

     New South services residential mortgage loans secured by single family residences for its portfolio and for others including GNMA, FNMA, FHLMC, and private mortgage investors. Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures, and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. New South collections and servicing fees generally range from 0.25% to 1.55% of each mortgage loan principal balance at the time of payment. New South currently services over $1.3 billion of residential mortgage loans for 17 investors.

Installment (Automobile) Loan Servicing

     From time to time, New South has sold a portion of its installment (automobile) loan originations while retaining servicing for a servicing fee and, in some instances, a 10% participation in the loans themselves. As servicer, New South collects and posts all payments, responds to inquiries of customers, investigates delinquencies, sends payment coupons to customers, oversees the collateral in cases of default and accounts for collections. New South's collections department takes all actions necessary to maintain the security interest granted in the financed automobiles, including investigating delinquencies, communicating with the consumer to ensure timely payments are made and when required, contracts with third parties to recover and sell the financed automobile. New South currently services over $162.9 million of installment (automobile) loans for 6 investors.

SUPERVISION AND REGULATION

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting New South and the Company. The following summary of applicable statues and regulations does not purport to be complete and is qualified in its entirety by reference to such statues and regulations.

     The Company is a unitary thrift holding company under the Home Owners' Loan Act, as amended ("HOLA") and, as such, is subject to Office of Thrift Supervision ("OTS") regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of New South or any other subsidiary savings institution.

     Under the HOLA, a thrift holding company may not (i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC.

     As a thrift holding company, the Company generally is not subject to any restriction as to the types of business activities in which it may engage, provided that New South continues to satisfy the Qualified Thrift Lender Test. Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to the other activities authorized by OTS regulation.

     New South is chartered as a federal savings bank which is regulated by the OTS. As a federal savings bank, New South is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, New South's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of its operations. The deposits of New South are insured by the SAIF administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor).
In addition, the FDIC has certain regulatory and examination authority over OTS regulated savings institutions, such as New South, and may recommend enforcement actions against New south to the OTS, even though the FDIC is not the primary regulator of New South. The supervision and regulation of New South is intended primarily for the protection of the deposit insurance fund and New South's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of New South.

     Business Activities. New South derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, New South may invest in residential mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. New South may also establish service corporations that may engage in activities not otherwise permissible for New South, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

     OTS Capital Requirements; Reserve Requirements. Under federal law and OTS regulations, savings associations are required to comply with each of three separate capital adequacy standards: a "tangible capital" requirements; a "leverage ratio;" and a "risk-based capital" requirement. The OTS is authorized to establish individual capital requirements for a savings association consistent with these capital standards. The OTS was required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") to promulgate additional capital requirements that in certain respects have superseded the capital requirements discussed immediately below.

     Tangible Capital. The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of properly valued purchased mortgage servicing rights ("PMSRs"), must be deducted from tangible capital.

     Leverage Ratio. The leverage ratio adopted by the OTS requires savings associations to maintain core capital in an amount equal to at least 3.0% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. In general, intangible assets must be deduced in computing core capital because they are excluded from assets under the OTS's capital rules. There are exceptions to this rule of deduction, however. PMSRs, originated mortgage servicing rights ("OMSRs") and purchased credit card relationships ("PCCRs") may comprise in the aggregate up to 50% of an association's core capital, with PCCRs not exceeding 25% of core capital, provided that such rights must be valued at the lower of 90% of fair market value or 100% of the remaining unamortized book value of the asset.

     Risk-based Capital. The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital less certain holdings) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3.0% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets. Overall, the amount of supplemental capital counted toward total capital cannot exceed 100% of core capital.

     Federal Deposit Insurance. New South is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF.

     The FDICIA was enacted to recapitalize the Bank Insurance Fund ("BIF") and impose certain supervisory and regulatory reforms on insured depository institutions. Pursuant to the FDICIA, the DIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The assessment rate depends on the capital category and supervisory category to which an institution is assigned. For the first nine months of 1996, the assessment rate for SAIF-insured institutions ranged from 0.23% of deposits for well-capitalized institutions in the highest supervisory subgroup to 0.31% of deposits for undercapitalized institutions in the lowest supervisory subgroup.

     In late 1995, the FDIC amended the risk-based assessment schedule for depository institutions with deposits insured by the BIF, resulting in a significant reduction in FDIC assessments for BIF-insured but not SAIF-insured institutions. In response to this assessment disparity, the Deposit Insurance Funds Act of 1996 (the "1996 Act"), enacted on September 30, 1996, amended the Federal Deposit Insurance Act (the "FDI Act") in several ways to recapitalize the SAIF and reduce the disparity between the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the required reserve ratio of 1.25%. SAIF-insured institutions on November 27, 1996 paid a special assessment equal to 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provides the amount of the special assessment that will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, New South recorded an expense for the special assessment in 1996 of $3.2 million, or $1.9 million net of tax. In view of the recapitalization of the SAIF, in December 1996 the FDIC reduced the assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. As a result, the insurance assessment rates for SAIF-insured institutions, like New South, were set at 18 to 27 basis points for the last quarter of 1996 and zero to 27 basis points for 1997. In addition, SAIF-insured institutions will be required, until payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of 1.29 basis points. After December 31, 1999, BIF and SAIF members will be assessed at the same rate for FICO obligations.

     The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for the SAIF or the BIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for assessments on institutions that are not classified as "well-capitalized" or that have been found to have "moderately serve" or "unsatisfactory" financial, operational or compliance weaknesses. New South is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, New South, as long as it maintains its capital and supervisory status, will pay substantially lower FDIC assessments compared to those it paid in recent years.

     Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangible assets, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (such as home residential mortgage loans and other residential real estate-related assets) on a monthly average basis in nine out of every 12 months.

     A savings institution that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. See "Supervision and Regulation--Supervision and Regulation of the Company." At December 31, 1998, New South qualified as a QTL.

     Legislation enacted into law on September 30, 1996 made certain amendments to the HOLA that significantly liberalize the QTL test. First, the new law permits loans to small businesses, student loans and credit card loans to be counted as Qualified Thrift Investments without percentage limits. The current 10% limit on all other loans to households is eliminated by the new law, and such loans may now be counted toward the QTL test within the 20% of portfolio assets limit. Second, the statute amends the QTL test to provide that a savings institution may be considered a QTL either (i) by satisfying the HOLA's QTL requirements or (ii) by qualifying as a "domestic building and loan association" as defined under the Code.

     Standards for Safety and Soundness. The FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

     In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, would not have a material effect on the operations of New South.

     Limitations on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution that is a subsidiary of a savings and loan holding company must either give notice or obtain approval of the OTS before payment of a proposed capital distribution depending on the amount and nature of the capital distribution.

     Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. An institution's real estate lending policy must reflect consideration of Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     Federal Consumer Credit and Non-Discrimination Regulation. New South's mortgage lending activities are subject to the provisions of various federal and state statutes, including among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the RESPA, the Fair Housing Act and the regulations promulgated thereunder. These statues and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Each of the foregoing statutes provides for various administrative, civil and, in limited circumstances, criminal enforcement procedures, and violations thereof may also lead to class actions seeking actual and/or punitive damages.

     New South attempts in good faith to comply with the provisions of these statutes and their implementing regulations; however, the provisions are complex and even inadvertent non-compliance could result in liability to New South. During the past several years, numerous individual claims, purported class actions and federal enforcement proceedings have been commenced against a number of financial institutions alleging that one or more of these provisions have been violated. While New South has incurred no material detriment as a result of these actions, there can be no assurance that one or more aspects of its lending program will not be found to have been in violation of these statutes.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the institution. FIRREA amended the CRA to require all institutions to make public disclosure of their CRA performance using the ratings of "outstanding," "Satisfactory," "needs to improve," or "substantial noncompliance." New South received an outstanding rating in its last CRA examination by the OTS dated February 12, 1996.

     On May 4, 1995, the bank regulatory agencies, including the OTS, adopted new uniform CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations will be assessed and enforced. The regulations establish three tests applicable to New
South: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate its delivery of services to such areas, and (iii) an investment test to evaluate its investment in programs beneficial to such areas. The new CRA regulations became effective on July 1, 1995, but reporting requirements were not effective until January 1, 1997. Evaluation under the regulations was not mandatory until July 1, 1997. New South believes its current operations and policies substantially comply with the regulations, and therefore no material changes to operations or policies are expected.

     Agencies. New South's lending activities, including its mortgage banking operations, are subject to the rules and regulations of the FHA, VA, FNMA, FHLMC and GNMA and other regulatory agencies with respect to originating, processing, underwriting, selling and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Moreover, lenders such as New South are required annually to submit audited financial statements to FNMA, FHLMC and GNMA and to comply with each regulatory entity's own financial requirements. New South's business is also subject to examination by FNMA, FHLMC and GNMA to assure compliance with applicable regulations, policies and procedures.

     Transactions with Affiliates. New South is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from New South unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by New South are generally limited in amount as to the Company and as to any other affiliate to 10% of New South capital and surplus and as to the Company and all other affiliates to an aggregate of 20% of New South's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from New south for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. New South's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve thereunder.

     Liquidity Requirements. New South is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable savings deposit plus short-term borrowings. The average daily liquidity ratio of New South for the month ended December 31, 1998 was 4.40%. New South is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. New South was in compliance with the 1% requirement at December 31, 1998. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Branching. Subject to certain limitations, the HOLA and the OTS regulations currently permit federally chartered savings institutions such as New South to establish branches in any state of the United States. The authority to establish such branches is available (i) in states that expressly authorize branches of savings institutions located in another state or (ii) to a federal savings institution that qualifies as a "domestic building and loan association under the Code. See "--Qualified Thrift Lender Test." The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, New South is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings), from the FHLB, whichever is greater.

COMPETITION

     New South faces substantial competition in purchasing and originating loans and in attracting deposits. Competitors include other thrifts national and state banks, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and non-financial companies which may offer products similar to those offered by New South. Many competing providers have greater financial resources than New South, offer additional services, have wider geographic presence or more accessible branch and loan production offices. New South's headquarters and its only two deposit gathering branches are located in Birmingham, Alabama. Birmingham is served by over 17 commercial banks and thrifts, most of which are headquartered in the Birmingham area. Four of the 100 largest commercial banks in the United States are headquartered in Birmingham.

CAPITAL

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of New South consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available for-sale, minus certain intangible assets. New South's Tier 2 capital consists of the general reserve for possible loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. New South has consistently exceeded regulatory minimum guidelines. New South's current ratios place New South in the "well capitalized" category.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at 1900 Crestwood Boulevard, Birmingham, Alabama in a 63,000 square foot building owned by Collateral. New South owns a 42,789 square foot facility located at 215 North 21st Street in Birmingham, Alabama of which 55% is occupied by New South. The remaining space is leased to multiple tenants. In November 1998, New South purchased an 85,000 square foot building located at 210 Automation Way. New South plans to use the new facilities to expand its administrative and operations facilities.

     In addition, New South leases space at 2000 Crestwood Boulevard, Birmingham, Alabama in a 15,000 square foot building. New South leases all of its other physical locations in the normal course of business. At December 31, 1998, New South had 36 offices in 29 cities which were leased. Substantially all leases are for periods of from one to five years. The aggregate monthly rent is approximately $713,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, in the ordinary course of business, from time to time, has been named in lawsuits. Certain of these lawsuits are class actions which request unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities and allege breach of contract, breach of fiduciary duty and similar tort claims or violations of federal or state laws. The Company believes that it has meritorious defenses to these lawsuits. Management is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective June 17, 1998, the Company commenced an offer to purchase up to 129,450 shares of its common stock at a price of $77.25 per share (the "Offer"). On August 26, 1998 the Company purchased 126,766.50 shares of its common stock at the offer price of $77.25 per share. The purpose of the Offer was to reduce the number of stockholders to 75 or less, so that the Company could make an S corporation election in early 1999 to take advantage of certain benefits available to such corporations under amendments to the Internal Revenue Code contained in the Small Business Jobs Protection Act of 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company was held by approximately 56 stockholders as of March 1, 1999. The common stock of the Company has not been registered under the Securities Act of 1933 (the "Securities Act"), and the Company is not aware of the existence of any trading activity in the common stock.
Accordingly, there is no market for such common stock, and no market is expected to develop in the foreseeable future.

     From time to time in the past, the Company has purchased shares of common stock from Company stockholders who desired to sell their shares. The Company has never encouraged such sales and has historically paid only the then current book value. On August 26, 1998, the Company purchased 126,766.50 shares of its common stock at $77.25 as part of the Offer. There have been no other purchases since that time.

                     SELECTED CONSOLIDATED FINANCIAL DATA

          The following information summarizes certain select consolidated financial information of New South as of and for its fiscal years ended September 30, 1994 and of the Company (which was established in November 1994 with a fiscal year ended December 31) as of and for its fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994 on a pro forma basis. The summary below should read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes included therein.


                                                                                               New South Bancshares, Inc.
                                                  ----------------------------------------------------------------------------------
                                                                                          as of and for the Year Ended
                                                  ----------------------------------------------------------------------------------
                                                  ----------------------------------------------------------------------------------
                                                                                             December 31
                                                  ----------------------------------------------------------------------------------
                                                       1998                  1997                1996                  1995
                                                  -----------------   -----------------   -----------------   -------------------
                                                                                          (In Thousands, except per share amounts)
SUMMARY OF OPERATIONS DATA:
Interest income                                        $    83,251           $  75,491           $  65,535             $  55,064
Interest expense                                            51,832              47,723              43,158                37,523
                                                  -----------------   -----------------   -----------------   -------------------
Net interest income                                         31,419              27,768              22,377                17,541
Provision for loan losses                                    3,944               2,954               2,492                   572
                                                  -----------------   -----------------   -----------------   -------------------
Net interest income after provision for loan
     losses                                                 27,475              24,814              19,885                16,969

Non-interest income:
Loan administration income                                   6,191               4,915               4,870                 4,547
Gain on sale of loans                                       11,387               5,079                 457                   629
Other income                                                15,525               5,320               2,998                 1,490
                                                  -----------------   -----------------   -----------------   -------------------
Total                                                       33,103              15,314               8,325                 6,666

Non-interest expense:
Salaries and benefits                                       26,286              16,024               7,424                 5,371
Other expense                                               22,467              15,398              15,742                12,633
                                                  -----------------   -----------------   -----------------   -------------------
Total                                                       48,753              31,422              23,166                18,004

Income before income taxes                                  11,825               8,706               5,044                 5,631
Income taxes expense                                         5,088               3,990               2,482                 2,265
                                                  -----------------   -----------------   -----------------   -------------------

Net Income                                             $     6,737           $   4,716           $   2,562             $   3,366
                                                  =================   =================   =================   ===================

PER SHARE DATA
Earnings per share                                     $      5.05           $    3.42           $    1.84             $    2.42
Weighted average shares outstanding                          1,333               1,377               1,391                 1,393

Selected Year End Balances
Total assets                                           $ 1,142,622           $ 994,053           $ 822,980             $ 746,518
Investment securities available for sale                   116,962             197,135              94,451                96,678
Loans, net of unearned income                              812,877             727,854             681,730               561,611
Allowance for loan losses                                    9,107               7,333               5,904                 4,562
Deposits                                                   775,448             695,365             660,668               539,011
Federal Home Loan Bank Advances                            198,418             179,420              95,388               104,000
Total liabilities                                        1,094,182             941,739             775,039               700,738
Shareholders' equity                                        48,440              52,314              47,941                45,780

PERFORMANCE RATIOS
Return on average assets                                      0.65%               0.51%               0.31%                 0.47%
Return on average equity                                     13.71                9.17                5.22                  7.75
Interest rate spread                                          2.77                2.74                2.53                  2.28
Net interest margin                                           3.27                3.21                2.94                  2.65
Ratio of average interest-earning assets
   to average interest-bearing liabilities                  109.14              108.46              107.19                106.56
Ratio of non-interest expense to average assets               4.71                3.42                2.84                  2.52
Efficiency ratio                                             75.56               72.94               75.45                 74.38
Average equity to average assets                              4.75                5.59                6.02                  6.08

ASSET QUALITY DATA
Net charge-offs to average loans, net of
     unearned income                                          0.28%               0.21%               0.18%                 0.22%
Non-performing assets to total assets                         0.94                0.93                1.20                  0.78
Non-performing loans to total loans, net of
     unearned income                                          1.19                1.12                1.21                  0.69
Allowance for loan losses to total loans, net of
     unearned income                                          1.12                1.01                0.87                  0.81
Allowance for loan losses to total
     non-performing assets                                   84.57               78.97               60.00                 78.43

CAPITAL RATIOS(2)
Tangible capital (tier 1 to total assets)                     7.01%               6.17%               6.89%                 7.24%
Tier 1 capital (to risk weighted assets)                      9.96                9.51               10.27                 11.12
Total risk-based capital (to risk weighted
     assets)                                                 10.38               10.48               11.10                 11.78

                                                                            New South Federal
                                                                               Savings Bank
                                                  ------------------------------------------------

                                                  ------------------------------------------------
                                                  ----------------------  ------------------------
                                                         Pro forma             September 30
                                                  ----------------------  ------------------------
                                                          1994(1)                  1994
                                                  ----------------------  ------------------------
Summary of Operations Data:
Interest income                                             $  45,239                 $  44,934
Interest expense                                               28,628                    28,234
                                                   -------------------  ------------------------
Net interest income                                            16,611                    16,700
Provision for loan losses                                         841                     1,485
                                                   -------------------  ------------------------
Net interest income after provision for loan
     losses                                                    15,770                    15,215

Non-interest income:
Loan administration income                                      6,531                     5,955
Gain on sale of loans                                            (416)                     (505)
Other income                                                    2,200                     1,968
                                                   -------------------  ------------------------
Total                                                           8,315                     7,418

Non-interest expense:
Salaries and benefits                                           5,244                     5,242
Other expense                                                  11,276                    10,813
                                                   -------------------  ------------------------
Total                                                          16,520                    16,055

Income before income taxes                                      7,565                     6,578
Income taxes expense                                            2,937                     2,785
                                                   -------------------  ------------------------

Net Income                                                  $   4,628                 $   3,793
                                                   ===================  ========================

Per Share Data
Earnings per share                                          $    3.32                 $    3.79
Weighted average shares outstanding                             1,393                     1,000

Selected Year End Balances
Total assets                                                $ 590,384                 $ 575,767
Investment securities available for sale                       68,000                    67,323
Loans, net of unearned income                                 455,588                   407,555
Allowance for loan losses                                       5,189                     5,089
Deposits                                                      464,567                   485,342
Federal Home Loan Bank Advances                                71,000                    46,000
Total liabilities                                             551,501                   537,504
Shareholders' equity                                           38,883                    38,263

Performance Ratios
Return on average assets                                         0.79%                     0.59%
Return on average equity                                        12.73                      9.51
Interest rate spread                                             2.39                      1.99
Net interest margin                                              3.00                      2.64
Ratio of average interest-earning assets
   to average interest-bearing liabilities                     111.96                    114.10
Ratio of non-interest expense to average assets                  2.81                      2.48
Efficiency ratio                                                66.28                     66.57
Average equity to average assets                                 6.81                      6.17

Asset Quality Data
Net charge-offs to average loans, net of
     unearned income                                             0.23%                     0.09%
Non-performing assets to total assets                            1.33                      1.36
Non-performing loans to total loans, net of
     unearned income                                             1.22                      1.34
Allowance for loan losses to total loans, net of
     unearned income                                             1.14                      1.25
Allowance for loan losses to total
     non-performing assets                                      66.25                     65.23

Capital Ratios(2)
Tangible capital (tier 1 to total assets)                        6.89%                     6.65%
Tier 1 capital (to risk weighted assets)                        12.27                     10.32
Total risk-based capital (to risk weighted
     assets)                                                    13.26                     11.04

(1) Pro forma amounts assume the formation of New South Bancshares, Inc. as of January 1, 1994.
(2)  Capital ratio data for all periods presented are for New South only.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for the years ended December 31, 1998 and 1997 are as follows:

                                                                               1998
                                              -----------------------------------------------------------------------
                                                                FOURTH        THIRD         SECOND          FIRST
                                                  TOTAL        QUARTER       QUARTER        QUARTER        QUARTER
                                              -----------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                 $  83,251     $  21,294     $  21,422      $  20,218      $  20,317
Interest expense                                   51,832        13,497        13,033         12,444         12,858
Net interest income                                31,419         7,797         8,389          7,774          7,459
Provision for loan losses                           3,944           877         1,543            875            649
Income before income taxes                         11,825         1,906         3,931          3,969          2,019
Net income                                          6,737           953         2,269          2,251          1,264
Per common share:
Net income(1)                                   $    5.05     $    0.76     $    1.71      $    1.63      $    0.92
       Weighted average shares outstanding          1,333         1,250         1,327          1,377          1,377

                                                                               1998
                                              -----------------------------------------------------------------------
                                                                FOURTH        THIRD         SECOND          FIRST
                                                  TOTAL        QUARTER       QUARTER        QUARTER        QUARTER
                                              -----------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                 $  75,491     $  19,170     $  19,359      $  19,144      $  17,818
Interest expense                                   47,723        12,306        12,305         12,023         11,089
Net interest income                                27,768         6,863         7,055          7,121          6,729
Provision for loan losses                           2,954           794           641            677            842
Income before income taxes                          8,706           503         2,204          3,142          2,857
Net income                                          4,716           295         1,150          1,701          1,570
Per common share:
Net income(1)                                   $    3.42     $    0.21     $    0.84      $    1.24      $    1.14
       Weighted average shares outstanding          1,377         1,377         1,377          1,377          1,377

(1) Per share amounts are computed based on the weighted average shares outstanding during each quarter. Therefore, due to rounding differences with the weighted average shares calculation and per share amounts, net income per share for the quarters may not amount to the annual totals shown.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     The following discussion should be read in conjunction with the preceding "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables, graphs, and financial statements included in this report should be considered an integral part of this analysis.

     New South Federal Savings Bank ("New South") is the primary subsidiary of New South Bancshares, Inc. (the "Company"). The Company is a unitary thrift holding company formed in November of 1994. Prior to the formation of the Company and its subsequent purchase of New South, New South's fiscal year end was September 30. For purposes of the five year comparisons presented herein, New South's financial information has been included for the twelve month period ended September 30, 1994. The Company's fiscal year end is December 31. Information for the Company is presented for the calendar years ended December 31, 1995, 1996, 1997, and 1998.

GENERAL

     The Company's operations principally involve residential mortgage lending, installment (automobile) lending, residential construction and land lending, manufactured housing lending, and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans (usually on a pooled or securitized basis) in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The installment (automobile) lending program involves indirect lending through approximately 900 automobile dealers in six southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans (land and home) and nonmortgage loans (home only), in addition to construction loans which are in place during the preparation phase of the land. The Company conducts deposit gathering activities in a traditional fashion through its two full service branches located in Birmingham, Alabama, and through its telephone banking center. See "Business."

     The Company's net income is comprised principally of New South's net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Net income is also affected by the level of the provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of loan administration income and origination fees related to mortgage banking operations, net gains on the sales of securities available for sale, net gains on the sales of loans, and other income. Noninterest expense consists primarily of salaries and benefits, net occupancy and equipment expense, loan servicing fees paid to affiliates, losses on loans serviced, and other expenses.

     Loans are the single largest component of the Company's earning assets and generally have a more favorable return than other categories of earning assets. The Company's loans, net of unearned income, increased 11.7% from $727.9 million at December 31, 1997 to $812.9 million at December 31, 1998. The increase is due primarily to a 104.1% increase in total loan originations from 1997 to 1998.

     In July of 1997, Collateral transferred to New South 39 residential mortgage loan production offices, associated employees, and related assets and liabilities. Management believes the Transfer will enable New South to increase residential mortgage loan production efficiencies while increasing its loan servicing portfolio. In connection with the Transfer, New South will make semiannual payments to Collateral through June 30, 2000 based on a percentage of the aggregate original principal balance of the residential mortgage loans originated through these loan production offices. The percentages for the twelve month periods ending June 30, 1999 and 2000 are 0.20%, and 0.10%, respectively. The 1998 payment of $1.4 million was based on a 0.35% percentage.

     Deposits are New South's largest source of funds used to support earning assets. New South's deposits increased $80.1 million, or 11.5%, from $695.4 million at December 31, 1997 to $775.4 million at December 31, 1998. This increase in funding allowed increased loan originations as well as increased overhead resulting from the Transfer. The Company has been able to attract deposits by offering nationally competitive rates.

     The Company has also increased its use of FHLB advances as an alternative low cost funding source. These advances increased from $179.4 million at December 31, 1997 to $198.4 million at December 31, 1998, and were secured by a pledge of most of the Company's residential mortgage portfolio.

     New South is required by the Office of Thrift Supervision ("OTS") to meet certain capital requirements. Among these are minimum leverage, tangible, and risk-based capital ratios. Historically, New South has consistently exceeded these minimum guidelines. At December 31, 1998, New South's capital ratios place it in the "well capitalized" category.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
     Net interest income increased $3.7 million, or 13.1%, from $27.8 million in 1997 to $31.4 million in 1998. The increase resulted from an improvement in the net interest margin and a higher level of average earning assets. The improvement in the net interest margin, which increased from 3.2% in 1997 to 3.3% in 1998, primarily resulted from higher rates earned on loans (resulting in part from changes in the mix of the loan portfolio, specifically increases in the average balances of nonconforming residential mortgage and non-prime installment (automobile) loan originations) coupled with stable funding costs. The growth in average earning assets, which increased from $866.1 million in 1997 to $960.9 million in 1998, primarily resulted from volume generated by the Transfer of the 39 residential mortgage loan production offices from Collateral effective July 1, 1997, as well as a 104.1% increase in total loan originations from 1997 to 1998.

     The provision for loan losses increased $990,000, or 33.5%, from $3.0 million in 1997 to $3.9 million in 1998. This was due, in part, to a $528,000 increase in net charge-offs of installment (automobile) loans. The allowance for loan losses as a percentage of total loans, net of unearned income, increased from 1.0% at December 31, 1997 to 1.1% at December 31, 1998. Continued loan growth, especially in the nonconforming residential mortgage loan portfolio and increases in residential construction and land lending were the primary factors contributing to the increased allowance. An increase in nonperforming loans from $8.1 million at December 31, 1997 to $9.6 million at December 31, 1998 also contributed to the increase. The allowance for loan losses as a percentage of total nonperforming assets was 79.0% and 84.3% at December 31, 1997 and 1998, respectively.

     Noninterest income increased $17.8 million, or 116.2%, from $15.3 million in 1997 to $33.1 million in 1998. The most substantial contributing factors to the increase in noninterest income were increases in origination fees and the gain on sale of loans, which increased $7.7 million and $6.3 million, respectively. Another significant contributor to the increase in noninterest income was the increase in other income of $2.8 million. This category is primarily comprised of management fees paid by affiliates, underwriting fees, and other income which includes miscellaneous loan income. All of these increases were the result of the first full year of operations after the Transfer, as well as due in part to the significant increase in total loan production from 1997 to 1998.


     Noninterest expense increased $17.3 million, or 55.2%, from $31.4 million in 1997 to $48.7 million in 1998. Significant contributors to this increase were increases in salaries and benefits of $10.3 million and increases in net occupancy and equipment expense of $2.1 million. These increases are attributable to the Transfer and the 104.1% increase in total loan originations in 1998. Another significant contributor to the increase in noninterest expense was a $5.2 million increase in other expense, which included an accrual of $2.3 million in 1998 related to the branch purchase fee expense to be paid to Collateral as a part of the Transfer agreement, which was a $1.4 million increase from 1997. Other significant components of other expense are expenses relating to audit, legal, telephone, advertising, meals and entertainment, and computer service expense. Increases in these categories were also attributable to the Transfer, as well as the significant increase in total loan originations from 1997 to 1998.

     Net income increased $2.0 million, or 42.9%, from $4.7 million (or $3.42 per share) in 1997, to $6.7 million (or $5.05 per share) in 1998. Increased net interest income and growth in noninterest income were the primary reasons for the growth in earnings.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
     Net interest income increased $5.4 million, or 24.1%, from $22.4 million in 1996 to $27.8 million in 1997. The increase resulted from an improvement in the net interest margin and a higher level of average earning assets. The improvement in the net interest margin, which increased from 2.94% in 1996 to 3.21% in 1997, primarily resulted from higher rates earned on loans (resulting in part from changes in the mix of the loan portfolio, specifically increases in the nonconforming residential mortgage and non-prime installment (automobile) loans) coupled with stable funding costs. The growth in average earning assets, which increased from $762.0 million in 1996 to $866.1 million in 1997, primarily resulted from the Transfer of the 39 residential mortgage loan production offices from Collateral effective July 1, 1997.

     The provision for loan losses increased $462,000, or 18.5%, from $2.5 million in 1996 to $3.0 million in 1997. The allowance for loan losses as a percentage of total loans, net of unearned income increased from 0.87% at December 31, 1996 to 1.01% at December 31, 1997. Changes in the mix of the loan portfolio, specifically increases in the nonconforming residential mortgages and non-prime installment (automobile) loans, contributed to the increased provision. Nonperforming assets as a percentage of loans, net of unearned income and foreclosed properties were 1.44% and 1.27% at December 31, 1996 and 1997, respectively. The allowance for loan losses as a percentage of total nonperforming assets was 60.0% and 79.0% at December 31, 1996 and 1997, respectively.

     Noninterest income increased $7.0 million, or 84.0%, from $8.3 million in 1996 to $15.3 million in 1997. This increase was primarily due to increased gain on sale of loans and origination fees. Gain on sale of loans increased $4.6 million from 1996 to 1997, primarily due to a $1.8 million gain on the securitization of $215 million in nonconforming residential mortgage loans in August of 1997 and $1.9 million in servicing release fees on the sale of residential mortgage loans during 1997. Origination fees increased $3.2 million and other income increased $1.5 million due primarily to the Transfer of the 39 residential mortgage loan origination offices from Collateral effective July 1, 1997.

     Noninterest expense increased $8.3 million, or 35.6%, from $23.2 million in 1996 to $31.4 million in 1997. During the third quarter of 1996, the Company incurred a one-time assessment due to federal government legislation to recapitalize the SAIF. Excluding the Company's one-time SAIF assessment of $3.2 million in 1996, total noninterest expense in 1997 increased $11.5 million, or 57.4%. Significant contributors to this increase were increases in salaries and benefits of $8.6 million, increases in net occupancy and equipment expense of $1.2 million, and an increase in other noninterest expense of $5.8 million. These increases are attributable primarily to the Transfer. Other noninterest expense includes $891,000 paid to Collateral pursuant to the Transfer and other general and administrative expense increases associated with the Transfer.

     Net income increased $2.2 million, or 84.1%, from $2.6 million (or $1.84 per share) in 1996, to $4.7 million (or $3.42 per share) in 1997. Increased net interest income and growth in noninterest income were the primary reasons for the growth in earnings. Excluding the after tax effect of the one-time SAIF assessment in 1996 of $1.9 million, net income for 1997 increased $254,000.

NET INTEREST INCOME

General
     Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Company's net interest margin.

Average Balances, Income, Expenses and Rates
     The following table sets forth, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

                 AVERAGE BALANCES, INCOME, EXPENSES AND RATES

                                                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                                           1998                                  1997
                                                       --------------------------------------  -----------------------------------
                                                          AVERAGE       INCOME/       YIELD/     AVERAGE      INCOME/     YIELD/
                                                          BALANCE       EXPENSE        RATE      BALANCE      EXPENSE      RATE
                                                       ------------   -----------    --------  -----------  ----------- ----------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS
   Loans, net of unearned income(1)................    $  766,780     $   70,844        9.24%  $   713,935  $    64,831      9.08%
   Federal funds sold..............................         6,109            424        6.94%        6,512          381      5.85%
   Mortgage-backed securities......................       141,751          9,098        6.42%      105,536        7,436      7.05%
   Other investments...............................        46,255          2,885        6.24%       40,129        2,843      7.08%
                                                       ----------     ----------     -------   -----------  ----------- ---------

      Total earning assets.........................       960,895         83,251        8.66%      866,112       75,491      8.72%

   Securities under repurchase agreements..........            39                                    2,129
   Allowance for loan losses.......................        (8,072)                                  (6,489)
   Noninterest bearing assets......................        82,995                                   57,875
                                                       ----------                              -----------
      Total Assets.................................    $1,035,857                              $   919,627
                                                       ==========                              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Other interest bearing deposits.................    $    3,020     $      118        3.91%  $     3,095     $    126      4.07%
   Savings deposits................................        61,657          2,691        4.36%       59,085        2,595      4.39%
   Time deposits...................................       593,775         35,915        6.05%      571,221       35,011      6.13%
   Other borrowings................................        51,964          2,684        5.17%       51,624        3,149      6.10%
   Federal Home Loan Bank advances.................       151,476          8,851        5.84%      113,512        6,842      6.03%
   Guaranteed preferred beneficial interests
   in the Company's subordinated debt..............        18,555          1,573        8.48%            0            0      0.00%
                                                       ----------     ----------     -------   -----------  ----------- ---------
       Total interest bearing liabilities..........       880,447         51,832        5.89%      798,537       47,723      5.98%

   Noninterest bearing deposits....................        91,125                                   57,037
   Accrued expenses and other liabilities..........        15,131                                   12,611
   Total Shareholders' equity......................        49,154                                   51,442
                                                       ----------                              -----------
   Total liabilities and shareholders' equity......    $1,035,857                              $   919,627
                                                       ==========                              ===========

   Net interest spread.............................                                     2.77%                                2.74%
                                                                                     =======                            =========

   Net interest income.............................                   $   31,419                            $    27,768
                                                                      ==========                            ===========

   Net interest margin.............................                                     3.27%                                3.21%
                                                                                     =======                            =========

                                                                                                     1996
                                                                                ----------------------------------------------
                                                                                     AVERAGE        INCOME/        YIELD/
                                                                                     BALANCE        EXPENSE         RATE
                                                                                ----------------------------------------------
ASSETS
   Loans, net of unearned income(1)....................................         $   654,607         $ 57,395        8.77%
   Federal funds sold..................................................               3,572              216        6.05%
   Mortgage-backed securities..........................................              77,506            5,603        7.23%
   Other investments...................................................              26,267            2,321        8.84%
                                                                                -----------         --------       -----
      Total earning assets.............................................             761,952           65,535        8.60%
   Securities under repurchase agreements..............................               5,024
   Allowance for loan losses...........................................              (4,835)
   Noninterest bearing assets..........................................              53,400
                                                                                -----------
      Total Assets.....................................................         $   815,541
                                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Other interest bearing deposits.....................................         $     2,743         $    161        5.87%
   Savings deposits....................................................              50,561            2,275        4.50%
   Time deposits.......................................................             488,629           30,604        6.26%
   Other borrowings....................................................              44,835            2,707        6.04%
   Federal Home Loan Bank advances.....................................             124,093            7,411        5.97%
   Guaranteed preferred beneficial interests in the
   Company's subordinated debt.........................................                   0                0        0.00%
                                                                                -----------         --------     -------
      Total interest bearing liabilities...............................             710,861           43,158        6.07%

   Noninterest bearing deposits........................................              48,932
   Accrued expenses and other liabilities..............................               6,668
   Total Shareholders' equity..........................................              49,080
                                                                                -----------
   Total liabilities and shareholders' equity..........................         $   815,541
                                                                                ===========
   Net interest spread.................................................                                             2.53%
                                                                                                                 =======

   Net interest income.................................................                             $ 22,377
                                                                                                    ========
   Net interest margin.................................................                                             2.94%
                                                                                                                 =======

(1) Loans classified as non-accrual are included in the average volume classification. Loan fees for all years presented are included in the interest amounts

Analysis of Changes in Net Interest Income

     The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1996 to 1997 and 1997 to 1998. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate or volume.


                  ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                                      FOR THE YEAR
                                                                                   ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                 1998 COMPARED TO 1997                          1997 COMPARED TO 1996
                                                   CHANGE DUE TO(2)                                CHANGE DUE TO(2)
                                           -------------------------------------------    -----------------------------------------
                                                              AVERAGE                                         AVERAGE
                                            YIELD/RATE        BALANCE           NET         YIELD/RATE        BALANCE         NET
                                           -------------    ------------    ------------  --------------    ------------   ---------
                                                                                   (IN THOUSANDS)
EARNINGS ASSETS
Total loans, net of unearned
  income(1)............................... $     1,147      $    4,866      $    6,013    $     2,101       $   5,335      $  7,436
Federal funds sold........................          64             (21)             43             (7)            172           165
Mortgage - backed securities..............        (583)          2,245           1,662           (138)          1,971         1,833
Other investments.........................        (152)            194              42           (314)            836           522
                                           -----------      ----------      ----------    -----------       ---------      --------
Total interest income.....................         476           7,284           7,760          1,642           8,314         9,956

INTEREST BEARING LIABILITIES
Other interest bearing deposits...........          (5)             (3)             (8)           (60)             25           (35)
Savings deposits..........................         (16)            112              96            (53)            373           320
Time deposits.............................        (451)          1,355             904           (639)          5,046         4,407
Other borrowings..........................        (486)             21            (465)            28             414           442
Federal Home Loan Bank advances...........        (202)          2,211           2,009             69            (638)         (569)
Guaranteed preferred beneficial interests
 in the Company's subordinated debt.......           -           1,573           1,573              -               -             -
                                           -----------      ----------      ----------    -----------       ---------      --------
Total interest expense....................      (1,160)          5,269           4,109           (655)          5,220         4,565
                                           -----------      ----------      ----------    -----------       ---------      --------

Net interest income....................... $     1,636      $    2,015      $    3,651    $     2,297       $   3,094      $  5,391
                                           ===========      ==========      ==========    ===========       =========      ========

(1) Loans, net of unearned income includes nonaccrual loans for all years presented.

(2) The change in interest due to both rate and volume has been allocated to volume and the rate changes in proportion to the relationship of the absolute dollar amount of the change in each.


Interest Sensitivity

     Through policies established by an Asset/Liability Management Committee formed by New South's Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Asset/Liability Management Committee uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets (RSA), interest-bearing liabilities and off balance sheet instruments (RSL), and interest rate sensitivity analysis to manage interest rate risk. A summary of the December 31, 1998 gap analysis for New South is provided below.

                                                        SUMMARY GAP REPORT

                                                                               AS OF DECEMBER, 1998
                                                     -----------------------------------------------------------------------------
                                                      IMMEDIATE    OVER THREE     OVER ONE      OVER ONE      OVER
                                                      TO THREE        MONTH     YEAR THROUGH  YEAR THROUGH     TEN
                                                        MONTH      TO ONE YEAR   FIVE YEARS    FIVE YEARS     YEARS      TOTAL
                                                     -----------------------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
Cash and due from other banks..................      $   66,905    $        -   $      -      $       -    $       -   $    66,905
Time deposits in other banks...................               -             5        100              -            -           105
Investment securities available for sale.......           9,180        44,150     42,686          8,117       12,829       116,962
Loans held for sale............................         115,279             -          -              -            -       115,279
Loans net of unearned income...................         200,804       172,362    249,972        145,263       44,476       812,877
Allowance for loan losses......................               -             -          -              -       (9,107)       (9,107)
                                                     ----------    ----------   --------      ---------    ---------   -----------
   Net Loans...................................         200,804       172,362    249,972        145,263       35,369       803,770
Premises and equipment, net....................               -             -          -              -        7,860         7,860
Other assets...................................             197           590      3,144          2,751       25,059        31,741
                                                     ----------    ----------   --------      ---------    ---------   -----------
   Total Assets................................      $  392,365    $  217,107   $295,902      $ 156,131    $  81,117   $ 1,142,622
                                                     ==========    ==========   ========      =========    =========   ===========
Noninterest bearing deposits...................      $        -    $        -   $      -      $       -    $  73,873        73,873
Interest bearing deposits......................         312,425       217,705    118,690         41,762       10,993       701,575
                                                     ----------    ----------   --------      ---------    ---------   -----------
   Total deposits..............................         312,425       217,705    118,690         41,762       84,866       775,448
                                                     ----------    ----------   --------      ---------    ---------   -----------
Federal funds purchased and securities sold....                                                                                  -
 under agreement to repurchase.................          68,800             -          -              -            -        68,800
Federal Home Loan Bank advances................         130,000        25,000     33,388         10,000           30       198,418
Guaranteed preferred beneficial interest in
 the Company's subordinated debentures.........               -             -          -              -       34,500        34,500
Accrued expenses, deferred revenue, and
 other liabilities.............................               -             -          -              -       17,016        17,016
                                                     ----------    ----------   --------      ---------    ---------   -----------
Total Liabilities..............................         511,225       242,705    152,078         51,762      136,412     1,094,182
                                                     ----------    ----------   --------      ---------    ---------   -----------
Shareholders' equity...........................               -             -          -              -       48,440        48,440
                                                     ----------    ----------   --------      ---------    ---------   -----------
Total Liabilities and shareholders' equity.....      $  511,225    $  242,705   $152,078      $  51,762    $ 184,852     1,142,622
                                                     ==========    ==========   ========      =========    =========   ===========
Periodic Gap...................................      $ (118,860)   $  (25,598)  $143,824      $ 104,369    $(103,735)
Cumulative Gap.................................      $ (118,860)   $ (144,458)  $   (634)     $ 103,735    $       -

Periodic RSA/RSL...............................            0.77          0.89       1.95           3.02         0.44
Cumulative RSA/RSL.............................            0.77          0.81       1.00           1.11         1.00
Impact of Rate Caps............................      $  305,000    $        -   $      -      $       -    $       -
Impact of Swaps................................      $   25,000    $        -   $ (5,000)     $ (20,000)   $       -
Hedged Periodic Gap............................      $  211,140    $  (25,598)  $138,824      $  84,369    $(103,735)
Hedged Cumulative Gap..........................      $  211,140    $  185,542   $324,366      $ 408,735    $ 305,000
Hedged Periodic RSA/RSL........................            1.41          0.89       1.92           2.63         0.44
Hedged Cumulative RSA/RSL......................            1.41          1.25       1.36           1.43         1.27


     The Company's interest rate sensitivity analysis evaluates interest rate risk based on the impact on the net interest income and market value of portfolio equity ("MVPE") of various interest rate scenarios. The MVPE analysis is required quarterly by the OTS by virtue of the Company's asset size. The Company also uses an earnings simulation model to determine the effect of several interest rate scenarios on the Company's net interest income. New South's Asset/Liability Management Committee meets semi-monthly to monitor and evaluate the interest rate risk position of New South, and to formulate and implement strategies for increasing and protecting the interest rate margin and net income.

     Brokered deposits are considered to be highly interest-sensitive and are reflected in interest rate risk analyses reviewed by the Asset/Liability Management Committee. Additionally, both the Committee and the New South's Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

     For relatively short-term rate changes, New South can be characterized as being in a well-hedged, or neutral, position. As of December 31, 1998, the Company's interest rate risk management model indicated that projected net interest income would decrease by 0.57% assuming an instantaneous increase in interest rates of 200 basis points, or decrease by 4.37%, assuming an instantaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by New South's Board of Directors.

     The Company uses interest rate contracts, primarily interest rate swaps and caps, to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its interest rate swaps, caps, and forward contracts through
(i) a review of creditworthiness of the counterparties to such contracts, (ii) Board established credit limits for each counterparty, and (iii) monitoring by the Asset/Liability Management Committee.

     At December 31, 1998, New South had interest rate swap contracts with notional amounts totaling $120.0 million. Of these, $80 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $80 million in variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest margin.

     Additionally, the Company has entered into $40 million in fixed-for-variable swaps concurrent with the issuance of $40 million in brokered certificates of deposit. These swaps reduce the current cost of these liabilities, and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

     In addition, New South had $305 million in interest rate cap contracts outstanding at December 31, 1998. As discussed above, the Company is exposed to rising liability costs due to the nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in costs of liabilities.

     The following table sets forth the Company's interest rate contract activity for the years 1996, 1997 and 1998.

                                       INTEREST RATE SWAPS AND CAPS
                                                             INTEREST RATE SWAPS
                                                    --------------------------------------
                                                         RECEIVED               PAY             INTEREST
                                                           FIXED               FIXED            RATE CAPS           TOTAL
                                                    -------------------  -----------------  -----------------  ----------------
                                                                                             (IN THOUSANDS)
Balance at January 1, 1996                                    $      -           $130,000           $ 40,000          $170,000
Additions                                                            -                  -            175,000           175,000
Maturities                                                           -            (10,000)                 -           (10,000)
Calls                                                                -                  -                  -                 -
Terminations                                                         -                  -                  -                 -
                                                              --------           --------           --------          --------
Balance at December 31, 1996                                         -            120,000            215,000           335,000
Additions                                                       45,000                  -             90,000           135,000
Maturities                                                           -            (40,000)                 -           (40,000)
Calls                                                                -                  -                  -                 -
Terminations                                                         -                  -                  -                 -
                                                              --------           --------           --------          --------
Balance at December 31, 1997                                    45,000             80,000            305,000           430,000
Additions                                                       10,000             40,000             40,000            90,000
Maturities                                                           -            (40,000)           (40,000)          (80,000)
Calls                                                          (15,000)                 -                  -           (15,000)
Terminations                                                         -                  -                  -                 -
                                                              --------           --------           --------          --------
Balance at December 31, 1998                                  $ 40,000           $ 80,000           $305,000          $425,000
                                                              ========           ========           ========          ========

     The following table sets forth the relative maturities and interest rates related to interest rate contracts outstanding at December 31, 1998.

                                           MATURITIES ON CAPS AND INTEREST RATES EXCHANGED ON SWAPS
                                                              YEAR OF MATURITY
                                           --------------------------------------------------------
                                                                                           2002 &
                                            1998         1999       2000          2001      AFTER        TOTAL
                                           -----        ------     ------        ------    --------     --------
                                                                  (DOLLARS IN THOUSANDS)
Notional amount of pay fixed swaps         $   -      $ 15,000      $25,000     $     -     $40,000     $ 80,000
     Received rate variable                    0%         5.75%        5.69%          0%       5.50%        5.61%
     Pay rate fixed                            -          5.70         5.99           -        5.89         5.89
Notional amount of receive fixed swap      $   -      $      -      $     -     $     -     $40,000     $ 40,000
     Received rate fixed                       0%            0%           0%          0%       7.01%        7.01%
     Pay rate variable                         -             -            -           -        5.52         5.52
Caps
     Notional amount                       $   -      $105,000      $25,000     $95,000     $80,000     $305,000

     The Company also enters into forward commitments to sell loans based on the interest rates of loans currently in the Company's pipeline. This reduces the impact of future changes in market rates on the value of those loans upon delivery. All forward commitments are considered in the lower of cost or market valuation for residential mortgage loans held for sale.

ROVISION AND ALLOWANCE FOR LOAN LOSSES

General

     Management establishes allowances for the purpose of absorbing losses that are inherent within the loan portfolio and that are expected to occur based on management's review of historical losses, underwriting standards, changes in the composition of the loan portfolio, changes in the economy, and other factors. The allowance for loan losses is maintained at a level considered adequate to provide for losses as determined by management's continuing review and evaluation of the loans and its judgment as to the impact of economic conditions on the portfolio. Charges are made to the allowance for loans that are charged off during the year while recoveries of these amounts are credited to the account. The Company follows a policy of charging off loans determined to be uncollectible by management.

     Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the mix of the outstanding loan portfolio, the levels of classified assets and nonperforming loans, and current and anticipated economic conditions.

     The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and installment (automobile) loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

     Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for each of the last five reporting periods.

                                                                      ALLOWANCE FOR LOAN LOSSES

                                                                                                             NEW SOUTH FEDERAL
                                                                  NEW SOUTH BANCSHARES, INC.                  SAVINGS BANK (1)
                                                   ------------------------------------------------------  -------------------
                                                                      AS OF AND FOR THE                     AS OF AND FOR THE
                                                                          YEAR ENDED                            YEAR ENDED
                                                                         DECEMBER 31,                          SEPTEMBER 30,
                                                   ------------------------------------------------------   ------------------
                                                        1998          1997          1996          1995           1994
                                                   -------------   -----------   -----------   ----------   ------------------
                                                                                   (DOLLARS IN THOUSANDS)
Loans, net of unearned income, outstanding
  at end of period...............................      $812,877      $727,854      $681,730      $561,611        $407,555
                                                   =============   ===========   ===========   ==========   ==================
Average loans net of unearned income.............      $766,780      $713,935      $654,607      $552,698        $505,106
                                                   =============   ===========   ===========   ==========   ==================

Balance of allowance for loan losses
  at beginning of period.........................      $  7,333      $  5,904      $  4,562      $  5,189        $  4,056

LOANS CHARGED OFF:
  Residential mortgage...........................          (186)          (41)         (131)         (175)            (74)
  Installment....................................        (3,019)       (2,159)       (1,479)         (448)           (444)
  Commercial Real Estate.........................             -             -             -          (813)           (186)
                                                   -------------   -----------   -----------   ----------   ------------------
     Total charge-offs...........................        (3,205)       (2,200)       (1,610)       (1,436)           (704)
                                                   -------------   -----------   -----------   ----------   ------------------

RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF:
  Residential mortgage...........................            43            15             8            62              21
  Installment....................................           992           660           400           173             194
  Commercial Reat Estate.........................             -             -            52             2              37
                                                   -------------   -----------   -----------   ----------   ------------------
     Total recoveries                                     1,035           675           460           237             252
                                                   -------------   -----------   -----------   ----------   ------------------

Net recoveries/(charge-offs).....................        (2,170)       (1,525)       (1,150)       (1,199)           (452)
Addition to allowance charged to expense.........         3,944         2,954         2,492           572           1,485
                                                   -------------   -----------   -----------   ----------   ------------------
Balance of allowance for loan losses
  at end of period...............................      $  9,107      $  7,333      $  5,904      $  4,562        $  5,089
                                                   =============   ===========   ===========   ==========   ==================
Allowance for loan losses to
  loans net of unearned income...................          1.12%         1.01%         0.87%         0.81%           1.25%
Net charge-offs to average loans net of
  unearned income                                          0.28          0.21          0.18          0.22            0.09

(1) New South changed it fiscal year end from September 30 to December 31 in November of 1994 (upon the formation of the Company). Amounts shown for 1994 relate to New South only. Amounts for 1995 and thereafter relate to the Company on a consolidated basis. Amounts for the Company as of December 31, 1994 did not differ significantly from the corresponding amounts for New South as of September 30, 1994 presented above. For the three month period ended December 31, 1994, total charge offs were $45,000. Total recoveries were $55,000, and additions to the allowance charged to expense were $90,000. There were no charge offs or recoveries in the residential construction and land or commercial portfolios for any of the periods above.

     The following table sets forth the components of the allowance for loan losses related to the primary segment of the Company's loan portfolio. All loan amounts are net of unearned income.


                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 NEW SOUTH BANCSHARES, INC.
                                       ------------------------------------------------------------------------------------------
                                                                      AS OF DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                                  1998                             1997                          1996
                                      -------------------------------   ----------------------------  ---------------------------
                                                           % OF                            % OF                         % OF
                                                         LOANS TO                        LOANS TO                      LOANS TO
                                       ALLOWANCE           TOTAL         ALLOWANCE        TOTAL         ALLOWANCE        TOTAL
                                       ALLOCATION          LOANS         ALLOCATION       LOANS         ALLOCATION       LOANS
                                      ------------       --------       ------------    ----------    --------------  -----------
Residential Mortgage                  $  2,326              56.03%      $    2,373         52.67%       $    1,385       61.08%
Installment (Automobile)                 3,472               6.49            1,651         13.29             1,310       10.38
Residential Construction and
  land.......................              499              17.81              499         12.09               499        6.96
Commercial Real Estate                   2,810              19.11            2,810         21.76             2,710       21.52
Commercial......................             -               0.56                -          0.20                 -        0.06
                                   ---------------------------------------------------------------------------------------------
Total...........................      $  9,107                100%      $    7,333           100%       $    5,904         100%
                                   =============================================================================================
                                                                            NEW SOUTH FEDERAL SAVINGS BANK(1)
                                                                            ---------------------------------
                                                                                  AS OF SEPTEMBER 30,
                                         ---------------------------            -----------------------
                                                   1995                                  1994
                                         ---------------------------            ----------------------
                                                            % OF                                    % OF
                                                           LOANS TO                               LOANS TO
                                           ALLOWANCE        TOTAL           ALLOWANCE               TOTAL
                                           ALLOCATION       LOANS           ALLOCATION              LOANS
                                         -------------   -----------       ------------          ----------
Mortgage                                 $     875           62.95%        $        500             56.05%
Installment (Automobile)                       535            6.32                  348              2.81
Residential Construction and
  land.   ......................                 -            5.51                    -              3.34
Commercial Real Estate                       3,152           25.14                4,241             37.69
Commercial......................                 -            0.08                    -                 -
                                         ---------       ---------         ------------          --------
Total...........................         $   4,562             100%        $      5,089               100%
                                         =========       =========         ============          ========



(1) New South changed it fiscal year end from September 30 to December 31 in November of 1994 (upon the formation of the Company). Amounts shown for 1994 relate to New South only. Amounts for 1995 and thereafter relate to the Company on a consolidated basis. Amounts for the Company as of December 31, 1994 did not differ significantly from the corresponding amounts for New South as of September 30, 1994 presented above.


Nonperforming Assets
     The following table sets forth the Company's nonperforming assets for the periods indicated.


                      NONPERFORMING ASSETS

                                                                                                              NEW SOUTH FEDERAL
                                                              NEW SOUTH BANCSHARES, INC                        SAVING BANK(2)
                                            ------------------------------------------------------------------------------------
                                                                        AS OF                                       AS OF
                                                                      DECEMBER 31,                               SEPTEMBER 30,
                                            ------------------------------------------------------------------------------------
                                                1998             1997              1996            1995               1994
                                            -----------       -----------      ------------    -----------    ------------------
Nonaccrual loans(1)                         $   7,629         $    6,065       $   6,168       $   1,639      $       5,468

Restructured loans                              2,010              2,062           2,088           2,241                  -
                                            ---------         ----------       ---------       ---------      -------------

     Total nonperforming loans                  9,639              8,127           8,256           3,880              5,468

Foreclosed properties and repossessed
     assets                                     1,129              1,159           1,585           1,937              2,334
                                            ---------         ----------       ---------       ---------      -------------
     Total nonperforming assets             $  10,768         $    9,286       $   9,841       $   5,817      $       7,802
                                            =========         ==========       =========       =========      =============

Nonperforming assets
     to period end loans, net of unearned
     income, and foreclosed properties           1.32%              1.28%           1.44%           1.04%              1.91%


(1) Includes all loans contractually past due 3 months or more as to principal or interest.
(2) New South changed its fiscal year end from September 30 to December 31 in November of 1994 (upon the formation of the Company).
Amounts shown for 1994 relate to New South only. Amounts for 1995 and thereafter relate to the Company on a consolidated basis. Amounts for the Company as of December 31, 1994 did not differ significantly from the corresponding amounts for New South as of September 30, 1994 presented above.

     Management closely monitors loans and other assets which are classified as nonperforming assets. Nonperforming assets include nonaccrual loans, foreclosed properties and repossessions. Management utilizes tracking and monitoring systems to identify potential problem assets within all lending portfolios. It is the Company's policy to place on nonaccrual status any loan that is contractually 3 months or more past due with respect to principal or interest. When a loan is placed in nonaccrual status, all accrued but unpaid interest is reversed and deducted from interest income. No additional interest is accrued on the loan balance until collection of both principal and interest is reasonably certain.

     The amount of interest income earned in 1998 on the $7.6 million of nonaccruing loans outstanding at year end was approximately $371,000. If these loans had been current in accordance with their original terms, approximately $807,000 would have been earned on these loans in 1998. Additional interest income of approximately $61,000 would have been earned in 1998 under the original terms of the $2.0 million in restructured loans outstanding at December 31, 1998. Approximately $223,000 in interest income was actually earned in 1998 on these loans, due in part to recognition of interest foregone in prior years.

     Total nonperforming assets as a percentage of loans, net of unearned income, and foreclosed properties has increased from 1.28% at December 31, 1997 to 1.33% at December 31, 1998. This increase is due to additional foreclosures in the nonconforming residential mortgage loan portfolio.

     The decrease in foreclosed properties during 1998 was due to the Company's focus on the timely disposition of foreclosed assets and the sale to an affiliate of a commercial property acquired through foreclosure. During 1996, the Company intensified efforts to identify earlier, and increase contact with, potential delinquent customers, while enhancing collection efforts with existing delinquent accounts. The net result is a trend of decreasing foreclosed properties in 1996, 1997, and 1998. Foreclosed properties decreased 26.9% from $1.6 million at December 31, 1996 to $1.2 million at December 31, 1997. There was also a decrease of 2.6% from $1.2 million at December 31, 1997 to $1.1 million at December 31, 1998.

     The following tables set forth nonperforming loans by portfolio for the periods presented.


                              NONPERFORMING LOANS

                                                                    AS OF DECEMBER 31,
                                       -------------------------------------------------------------------------------
                                                         1998                                      1997
                                       -------------------------------------     -------------------------------------
                                                                    % of                                      % of
                                                                  Average                                   Average
                                                                 Loans per                                 Loans per
                                             Balance              Category             Balance              Category
                                       ------------------    ---------------     ------------------    ---------------
                                                                   (DOLLARS IN THOUSANDS)
Residential mortgage                               $7,074               1.68%                $5,514               1.29%

Installment (automobile)                              555               0.51                    524               0.69

Commercial real estate                              2,010               1.62                  2,062               1.52

Commercial                                              -                  -                     27               1.29
                                       ------------------    ---------------     ------------------    ---------------

     Total Loans(1)                       $         9,639               1.26           $      8,127               1.14
                                       ==================    ===============     ==================    ===============

(1) There were no nonperforming loans or net charge-offs in the residential construction and land portfolio for periods presented above.

     Total nonperforming loans increased from $8.1 million at December 31, 1997 to $9.7 million at December 31, 1998. This increase is attributable to increases in nonperforming residential mortgage loans. Nonconforming residential mortgage loans, which generally have a higher risk of loss than conforming residential mortgage loans, increased from 52.7% of nonperforming loans, net of unearned income at December 31, 1997 to 56.0% of nonperforming loans, net of unearned income at December 31, 1998.

     The following table sets forth, for the periods indicated, loan originations by significant category.


                               LOAN ORIGINATIONS

                                                FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------
                                           1998               1997              1996
                                         --------          ---------        -----------
                                                          (In thousands)
Residential
   Conforming (1).....................   $  985,630        $  304,508       $        -
   Nonconforming......................      246,581           186,150          159,077
Installment (automobile)
   Prime (2)..........................      111,349            67,926           88,175
   Non-prime..........................       12,241             7,856            7,244
Manufactured housing
   Mortgage...........................        1,556                 -                -
   Non-mortgage.......................       12,420                 -                -
Residential construction and land.....      230,453           129,277           86,927
Commercial real estate (3)............      135,431           155,025           61,593
Commercial............................        4,600             1,846            5,829
                                         ----------        ----------       ----------
                                         $1,740,261        $  852,588       $  408,845
                                         ==========        ==========       ==========

(1) Includes only those loans originated from July 1, 1997, the effective date of the Transfer.
(2)  Includes certain other non-automobile loans.
(3) Consists primarily of commercial real estate loans generated by Collateral, for which Collateral earns an origination fee whereby the loans are funded by New South and closed in New South's name.


NONINTEREST INCOME AND EXPENSE

Noninterest Income

     Noninterest income consists primarily of fees from mortgage banking activities, including origination fees, loan administration fees, servicing fees, gains or losses on sales of loans, and gains or losses on securities sales. Total noninterest income increased $17.8 million, or 116.2%, from $15.3 million in 1997 to $33.1 million in 1998. The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              NONINTEREST INCOME

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
                                                                   (IN THOUSANDS)
          Loan administration income                    $  6,191    $  4,915    $  4,870
          Origination fees                                11,376       3,722         540
          Gain/(loss) on sale of investment
               securities available for sale                (942)       (645)      1,689
          Gain on sale of loans                           11,387       5,079         457
          Other income                                     5,091       2,243         769
                                                        --------    --------    --------
                 Total noninterest income               $ 33,103    $ 15,314    $  8,325
                                                        ========    ========    ========

     Loan administration fees increased $1.3 million, from $4.9 million for the twelve months ended December 31, 1997 to $6.2 million for same period in 1998. The primary component of loan administration income is service fee income received from various outside investors, which experienced a 42.9% increase, from $4.9 million in 1997 to $7.0 million in 1998. This increase in service fee income is directly related to a $488.0 million increase in the servicing
portfolio owned by the Bank.   Some of the other significant components of the
loan administration income include offsets to the servicing income due to general loan administration expenses. The following table sets forth, for the periods indicated, a detail of loans serviced for outside parties.

                            LOANS SERVICED FOR OTHERS

                                                                     AS OF DECEMBER 31,
                                                        -----------------------------------------
                                                            1998           1997           1996
                                                        -----------     ----------     ----------
                                                                       (IN THOUSANDS)
Government National Mortgage Association..............  $  336,427      $  261,581     $  265,475
Freddie Mac...........................................     696,194         386,543        114,612
Fannie Mae............................................     122,401          88,038         94,196
Other investors.......................................  $  332,598         263,451        316,490
                                                        ==========      ==========     ==========
      Total loans serviced for others.................  $1,487,620      $  999,613.    $  790,773
                                                        ==========      ==========     ==========

     Origination fees increased $7.7 million, from $3.7 million for the twelve months ended December 31, 1997 to $11.4 million for same period in 1998, as compared to a $3.2 million increase between the same period from 1996 to 1997. These increases are attributable to the Transfer of the 39 residential mortgage loan production offices from Collateral, which was effective on July 1, 1997; hence, 1998 was the first full year of residential mortgage loan production operations in New South. Moreover, the increase between 1997 and 1998 was also attributable to a 151.1% increase in mortgage-related production.

     The Company sells a substantial portion of its originated loans into the secondary market, principally by securitizing pools of loans and through sales to private investors. Generally, New South retains all or a portion of the servicing rights of the loans that it sells. These periodic sales have been used to build a servicing portfolio, generate capital to sustain specific capital levels as required by the Company's regulators, as well as to achieve continued growth through the funding of new loan originations. Originated mortgage servicing rights are capitalized as a result of mortgage loan sales where the servicing rights have been retained as a part of the terms of the sale. Originated mortgage servicing rights increased $5.8 million from 1997 to 1998, as compared to a $900,000 increase from 1996 to 1997. This increase is included as a part of the gain on sale of loans. The increase is attributable to the Transfer where the Company began to originate a higher volume of residential mortgage loans, but more specifically to the ongoing sale of mortgage loans to outside parties.

     An increase of $6.3 million was experienced in the gain on sales of loans between 1997 and 1998, as compared to a $4.6 million increase in this same category between 1996 and 1997. The increase in both years relates to the increased loan sales which was primarily due to the increased loan origination volume as a result of the Transfer. The 1998 increase can also be attributed to an economic climate conducive to increased mortgage loan originations in 1998.
A significant component of the increase includes income related to the capitalization of originated mortgage servicing rights which were discussed in the previous paragraph. Although the majority of the gain represents loan sales into the secondary market as a part of the Company's ongoing operations, there have been two significant structured securitization transactions. The first transaction occurred in August 1997 whereby the Company securitized and sold $215.0 million of nonconforming residential mortgage loans in a FHLMC Real Estate Mortgage Investment Conduit ("REMIC"). This sale transaction, and the related servicing assets created thereby, resulted in a gain of $1.8 million. The second transaction occurred in December 1998 when the Company securitized and sold $125.0 million of automobile installment loans into a Motor Vehicle Trust. This transaction and the underlying residual interest that was retained resulted in a $786,000 gain.

     Other noninterest income increased $2.8 million, from $2.2 million for the twelve months ended December 31, 1997 to $5.1 million for the same period in 1998, as compared to a $1.5 million increase from the same period in 1996 when
compared to 1997.   One component of the other noninterest income category is
management fees received from affiliates for general management and other
services provided by New South.   Management fee income was $60,000, $315,000,
and $1.1 million for the years ended December 31, 1996, 1997, and 1998, respectively. The significant increase between 1997 and 1998 was due to the transfer of senior management from Collateral to the Bank during 1997 which was effected in conjunction with the Transfer. Other primary components contributing to the increase in noninterest income relate to other loan fee income generated as a result of the Transfer. Underwriting fees are a significant component of these fees which were $392,000 and $1.1 million for the years ended December 31, 1997 and 1998, respectively. Moreover, other income, which primarily consists of various miscellaneous loan fees received, was $65,000, $367,000, and $1.4 million for the years ended December 31, 1996, 1997, and 1998, respectively. Another factor contributing to the increase in the noninterest income category was a $196,000 increase in the gain on the sale of foreclosed properties between 1997 and 1998, and a $203,000 increase in the same category between 1996 and 1997. This increase is largely due to increased foreclosure activity, timely dispositions, and more extensive use of competitive bidding to maximize profits. Moreover, the increase between 1997 to 1998 is also attributable to the sale to an affiliate of a commercial property acquired through foreclosure.

Noninterest Expense

     Noninterest expense consists primarily of salaries and benefits, occupancy and equipment costs, servicing fee expense, and other noninterest expenses. Total noninterest expense increased $17.3 million, or 55.2%, from $31.4 million in 1997 to $48.8 million in 1998. The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                             NONINTEREST EXPENSE

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                              --------------------------------
                                                1998        1997        1996
                                              --------    --------     -------
                                                        (IN THOUSANDS)
Salaries and benefits                         $ 26,286    $ 16,024     $ 7,424

Net occupancy and equipment expense              4,024       1,955         799
Loan servicing fees paid to affiliates           4,480       3,642       3,468
Loss on loans serviced                             398       1,423       1,271
Federal Deposit Insurance Corporation
     premium                                       439         418       4,368
Management fees paid to affiliates                   -           -       1,704
Other expense                                   13,126       7,960       4,132
                                              --------    --------     -------
       Total noninterest expenses             $ 48,753    $ 31,422    $ 23,166
                                              ========    ========     =======

     The most significant contributor to the overall increase in total noninterest expenses during 1997 and 1998 was the Transfer. As a result of the Transfer, New South added approximately 300 employees to its payroll and assumed occupancy costs related to the 39 loan production offices. The additional employees included senior management and other support employees. As a result of the Transfer, in addition to an overall increase in total loan originations of 104.1% in 1998 which resulted in the addition of approximately 93 employees, salaries and benefits increased $10.3 million and net occupancy and equipment expense increased $2.1 million from 1997 to 1998. Also attributable to the Transfer, salaries and benefits expense and net occupancy and equipment expense increased $8.6 million and $1.2 million, respectively, from 1996 to 1997. Due to the additional personnel added in 1998 as a result of increased production, this created a need for expanded office space. In response to this need, New South purchased an 88,000 square foot building, which is approximately two miles from its existing Corporate headquarters in Irondale, Alabama for a purchase price of $3.7 million. As a part of the purchase agreement, the Company will take over occupancy of the building from its existing owners in June 1999.

     New South pays a servicing fee to Collateral pursuant to a Subservicing Agreement covering all conforming residential mortgage loans for which New South holds the mortgage servicing rights. Loan servicing fees paid to Collateral increased $838,000, or 23.0%, from $3.6 million in 1997 to $4.5 million in 1998. This increase in service fee expense is directly related to a $488.0 million increase in the servicing portfolio owned by the Bank in 1998. The Subservicing Agreement with Collateral terminated effective January 1, 1999 when the servicing function of Collateral was transferred to New South. Therefore, beginning in 1999, New South will no longer pay a subservicing fee to Collateral and will begin to service loans for Collateral, and thus, will begin to receive a subservicing fee from Collateral at that time.

     The Company paid a one-time pre-tax SAIF assessment of $3.2 million to the FDIC in 1996. Thus, there was a $4.0 million decrease in FDIC premiums from 1996 to 1997 which was primarily attributable to the SAIF assessment, and accordingly, there was only a slight change between 1997 and 1998.

     The Company paid $1.7 million in management fees to Collateral during 1996. In conjunction with the Transfer, senior management was transferred from Collateral to New South. Due to the Transfer, there were no management fees paid in 1997 or 1998.

     Other noninterest expense increased $5.2 million, or 64.9%, from $8.0 million in 1997 to $13.1 million in 1998. A significant portion of the increase is due to the additional loan production offices added as a part of the Transfer. Specific components which increased as a part of the Transfer include increases in general office supplies and postage of $769,000, telephone expense of $437,000, legal fees of $396,000, meals, entertainment, and travel expense of $241,000, computer service fees of $260,000, and audit fees of $121,000. Additionally, the Company accrued $2.3 million in 1998 related to the branch purchase fee expense to be paid to Collateral as a part of the Transfer, which was a

$1.4 million increase from 1997. Moreover, the Company continued to focus on advertising as a means of marketing its financial products during 1998, which produced an increase of $297,000 in advertising expense from 1997 to 1998. There was also a $285,000 increase in dealer incentives relating to the origination of installment (automobile) and manufactured housing loans. This increase is attributed to a 63.1% increase in installment (automobile) loan originations in 1998, in addition to the Company initiating a manufactured housing loan program in August 1998.

     Other noninterest expense increased $3.8 million from $4.1 million for the twelve months ended December 31, 1996 to $8.0 million during the same period in 1997. Increases in specific components included in this category which are attributable primarily to the Transfer, include increases in telephone expenses of $320,000, professional fees of $163,000, travel expenses of $125,000, outside loan brokerage fees of $160,000, computer fees of $160,000, and postage of $ 379,000. Moreover, also included in other noninterest expense in 1997 is a $891,000 expense which represents a fee paid to Collateral under the terms of an agreement related to the Transfer. In addition, the Company began its first mass media advertising campaign in 1997. Total expenses for the advertising campaign were $395,000.

EARNING ASSETS

Loans
     Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans net of unearned income increased $85.0 million, or 11.7%, from $727.9 million at December 31, 1997 to $812.9 million at December 31, 1998.

     The following table sets forth the composition of the loan portfolio by category at the dates indicated.

                               LOANS BY CATEGORY

                                                                                                                NEW SOUTH FEDERAL
                                                               NEW SOUTH BANCSHARES, INC.                         SAVINGS BANK(1)
                                               -----------------------------------------------------------     -------------------
                                                                    AS OF DECEMBER 31,                         AS OF SEPTEMBER 30,
                                               -----------------------------------------------------------     -------------------
                                                   1998            1997            1996           1995                  1994
                                               ------------    ------------    ------------   ------------          -----------
                                                                              (IN THOUSANDS)
Residential mortgage
    Conforming                                     $172,009        $252,568        $214,865       $278,749              $222,773
    Nonconforming                                   284,477         132,700         203,405         77,106                 9,726
                                                   --------        --------        --------       --------              --------
           Total residential mortgage
            loans                                   456,486         385,268         418,270        355,855               232,499
Installment (automobile)
    Prime(2)                                         52,232          84,769          61,323         29,769                10,626
    Non-prime                                         1,436          12,147           9,668          5,749                   815
                                                   --------        --------        --------       --------              --------
           Total installment (automobile)
            loans                                    53,668          96,916          70,991         35,518                11,441
Residential construction and land                   144,771          87,889          47,423         30,941                13,602
Commercial real estate                              155,765         158,377         146,700        141,196               153,612
Commercial                                            4,579           1,467             403            408                   472
                                                   --------        --------        --------       --------              --------
           Total loans                              815,269         729,917         683,787        563,918               411,626
Less unearned income                                  2,392           2,063           2,057          2,307                 4,071
                                                   --------        --------        --------       --------              --------
           Loans net of unearned income            $812,877        $727,854        $681,730       $561,611              $407,555
                                                   ========        ========        ========       ========              ========

(1) New South changed its fiscal year end from September 30 to December 31 in November of 1994 (the formation of the Company). Amounts shown for 1994 relate to New South only. Amounts for 1995 and thereafter relate to the Company on a consolidated basis. Amounts for the Company as of December 31, 1994 did not differ significantly from the corresponding amounts for New South as of September 30, 1994 presented above.
(2)  Includes certain other non-automobile installment loans.

     The principal component of the Company's loan portfolio is residential mortgage loans. At December 31, 1998, residential mortgage loans comprised 56.2%of the total loan portfolio, net of unearned income, compared to 52.9% of the total loan portfolio at December 31, 1997. Residential mortgage loans consist of conforming loans, which are originated primarily through the Company's loan production offices, and nonconforming loans, which are originated primarily through correspondent relationships or through the Company's retail branch network. Generally, conforming residential mortgage loans adhere to FNMA, FHLMC, or GNMA underwriting requirements. Nonconforming residential mortgage loans typically do not exceed the standard agency maximum loan size guidelines, but the borrower may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment delinquencies. See "Business--Residential Mortgage Lending."

     Installment (automobile) loans consist almost exclusively of automobile lending. Most of these loans are originated on an indirect basis through a network of over 900 automobile dealers located in Alabama, Georgia, Florida, Tennessee, Mississippi, and Texas. Dealers are selected based on their financial history and other references. The majority of New South's installment (automobile) loans are considered to be prime loans by industry standards. New South does offer a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain accounts. See "Business--Installment (Automobile) Lending."

     As a percentage of loans, net of unearned income, total installment (automobile) loans decreased from 13.3% at December 31, 1997 to 6.6% at December 31, 1998. This decline in the portfolio is the direct result of a $125.0 securitization of automobile installment loans into a Motor Vehicle Trust in December 1998. Overall, automobile loan originations increased from $75.8 million in 1997 to $123.6 million 1998. This growth in originations is the result of the Company's strategy to increase production for this portfolio through additional relationships with new dealers in new markets and the marketing of its nonprime lending program in the dealer network.

     The Company originates and purchases residential mortgage and installment (automobile) loans with the idea that they may be sold based on liquidity needs, loan portfolio mix, or other asset/liability strategies. Loans may be securitized or sold directly into the secondary market. The composition of the Company's loan portfolio is significantly influenced by the timing and amount of these sales.

          The Company also makes residential construction and land development loans. As a percentage of loans, net of unearned income, these loans increased from 12.1% at December 31, 1997 to 17.8% at December 31, 1998. The growth is generally attributable to expansion into new geographic markets. All loans in this category mature in one year or less and have a variable interest rate. See "Business--Other Lending."

          The Company maintains a minimal amount of commercial loans to certain independent automobile dealers to finance such dealers' used automobile inventory (i.e., "floor plan" loans), all of which are revolving in maturity and have a variable interest rate. See "Business--Other Lending."

          The Company initiated a manufactured housing loan program in August 1998. The program primarily includes the indirect origination of mortgage loans (land and home) and nonmortgage loans (home only), in addition to construction loans which are in place during the preparation phase of the land. Total manufactured housing loan originations totaled $14.0 million in 1998. As a percentage of loans, net of unearned income, manufactured housing loans comprised 1.7% of the portfolio at December 31, 1998. It is the Company's intention to continue to expand production and build its portfolio of manufactured housing loans.

          The amounts of total gross loans, excluding residential mortgage and installment (automobile), outstanding at December 31, 1997 and at December 31, 1998 based on remaining scheduled repayments of principal due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years are shown in the following tables. Amounts are classified according to sensitivity to changes in interest rates.

                                                            MATURITY AND INTEREST RATE SENSITIVITY OF SELECT LOAN CATEGORIES

                                                                                                      AT DECEMBER 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                                                                  DUE AFTER ONE YEAR BUT
                                         DUE IN ONE YEAR OR LESS                    WITHIN FIVE YEARS           DUE AFTER FIVE YEARS
                                    ------------------------------------   -----------------------------------  --------------------

                                       FIXED      VARIABLE       SUB-        FIXED      VARIABLE        SUB-      FIXED    VARIABLE
                                       RATE         RATE         TOTAL        RATE        RATE          TOTAL      RATE      RATE
                                    ---------    ----------   ----------   ---------   ----------    ---------   --------  --------
                                                                                                  (IN THOUSANDS)
Residential construction and land      $    -      $144,771     $144,771     $     -     $     -       $     -    $     -   $     -
Commercial real estate                  7,484         9,462       16,946      24,330      52,211        76,541     60,504     1,774
Commercial                                  -         4,579        4,579           -           -             -          -         -
                                    ---------    ----------   ----------   ---------   ---------     ---------   --------  --------
                                       $7,484      $158,812     $166,296     $24,330     $52,211       $76,541    $60,504   $ 1,774
                                    =========    ==========   ==========   =========   =========     =========   ========  ========

                                    ---------
                                      SUB-
                                     TOTAL         TOTAL
                                    ---------    ----------
Residential construction and land     $     -      $144,771
Commercial real estate                 62,278       155,765
Commercial                                  -         4,579
                                    ---------    ----------
                                      $62,278      $305,115
                                    =========    ==========

                                                                             AT DECEMBER 31, 1997
                                    ------------------------------------------------------------------------------------------------
                                                                        DUE AFTER ONE YEAR BUT
                                         DUE IN ONE YEAR OR LESS          WITHIN FIVE YEARS               DUE AFTER FIVE YEARS
                                    ------------------------------  ------------------------------    ----------------------------
                                      FIXED    VARIABLE     SUB-      FIXED     VARIABLE    SUB-       FIXED    VARIABLE    SUB-
                                      RATE       RATE      TOTAL      RATE        RATE      TOTAL      RATE       RATE      TOTAL

                                    --------  ----------  --------  ---------   ---------  -------    --------  --------   -------
                                                                                    (IN THOUSANDS)
Residential construction and land   $     -   $   87,889  $ 87,889  $       -   $       -  $     -    $     -   $      -   $     -

Commercial real estate                3,985        6,845    10,830     39,152      37,939   77,091     58,010     12,446    70,456
Commercial                                -        1,467     1,467          -           -        -          -          -         -
                                    -------   ----------  --------  ---------   ---------  -------    -------   --------   -------
                                    $ 3,985   $   96,201  $100,186  $  39,152   $  37,939  $77,091    $58,010   $ 12,446   $70,456
                                    =======   ==========  ========  =========   =========  =======    =======   ========   =======

                                     TOTAL
                                    --------
Residential construction and land   $ 87,889
Commercial real estate               158,377
Commercial                             1,467
                                    --------
                                    $247,733
                                    ========

Investment Securities

     Investment securities are a significant component of the Company's total earning assets. Total investment securities averaged $188.0 million for 1997, compared to $145.7 million in 1998. At December 31, 1998, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements.

     The following table sets forth the book value of the securities held by the Company for the dates indicated.

                                                SECURITIES AVAILABLE FOR SALE

                                                                                     AS OF DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                     1998                    1997                   1996
                                                             -------------------    --------------------    ------------------
Mortgage-backed securities ("MBS")........................              $ 54,067                $140,059               $70,516
U. S. Treasury and federal agency securities..............                43,905                  39,593                12,495
Other securities..........................................                18,990                  17,483                11,440
                                                             -------------------    --------------------    ------------------
    Total securities available for sale...................              $116,962                $197,135               $94,451
                                                             ===================    ====================    ==================


     The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1998.

                                                AVAILABLE-FOR-SALE SECURITIES
                                 RELATIVE CONTRACTUAL MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                                 DUE AFTER ONE        DUE AFTER FIVE
                                           DUE WITHIN             BUT WITHIN            BUT WITHIN         DUE AFTER
                                            ONE YEAR              FIVE YEARS            TEN YEARS          TEN YEARS        TOTAL
                                     -----------------------  --------------------  --------------------  --------------
                                        AMOUNT      YIELD       AMOUNT      YIELD     AMOUNT     YIELD    AMOUNT   YIELD   AMOUNT(2)
                                     -----------  ----------  ---------   --------  ----------  --------  ------- ------- ---------
                                                               (Dollars in thousands)

Mortgage-backed
securities(1)...................      $      -           - %   $    42        6.50%  $     43      7.83%  $ 53,982   6.51% $ 54,067
U. S. Treasury and federal
agency..........................         1,547        5.90      42,358        5.93          -         -          -      -    43,905

Other securities................         2,168       14.22       6,393       12.95          -         -        185  12.00     8,746
                                      --------                 --------              --------             --------         --------
Total...........................      $  3,715       10.75%    $ 48,793       6.85%  $     43      7.83%  $ 54,167   6.53% $106,718
                                      ========                 ========              ========             ========         ========

Percentage of total
portfolio........................         3.48%          -        45.72%         -       0.04%        -      50.76%               -



(1) Maturity of MBS and interest only strips were detemined based on contractual maturity.

(2)  Federal Home Loan Bank Stock of $10,244,000 is not included.

           At December 31, 1998, 46.2% of the securities portfolio consisted of mortgage-backed securities. Generally, these securities consist of pooled, homogeneous residential mortgage loans originated or purchased by New South and securitized with GNMA, FNMA, or FHLMC guarantees. These securities are subject to the risk of prepayment on the underlying mortgages. At December 31, 1998, 37.5% of the securities portfolio consisted of United States Treasury and federal agency securities, which are backed by the full faith and credit of the United States government or its agencies.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Average interest-bearing liabilities increased $84.2 million, or 10.6%, to $882.7 million in 1998 from $798.5 million in 1997. This increase was due to an increase in average interest bearing deposits which increased $25.1 million, or 4.0%, to $658.5 million in 1998 from $633.4 million in 1997. The increase was also due to the increase in average Federal Home Loan Bank advances which increased $38.0 million, or 33.4%, to $151.5 million in 1998 from $113.5 million in 1997.

Deposits

     Deposits are a significant source of funding for the company. The Company's loan-to-deposit ratio was 104.7% at December 31, 1997. The Company has been able to attract deposits from throughout the United States by consistently paying nationally competitive rates.

     The following table sets forth the deposits of the Company by category for the dates indicated.

                               AVERAGE DEPOSITS

                                    YEAR ENDED DECEMBER 31,
                                ------------------------------------
                                   1998         1997         1996
                                ----------   ----------   ----------
                                           (IN THOUSANDS)
Time                            $  593,775   $  571,221   $  488,629
Savings                             61,657       59,085       50,561
Non-interest bearing                91,125       57,037       48,932
Interest-bearing demand              3,020        3,095        2,743
                                ----------   ----------   ----------
      Total average deposits    $  749,577   $  690,438   $  590,865
                                ==========   ==========   ==========


     The increase in average deposits is primarily due to the increase in average time deposits, which increased $22.6 million, or 4.0%, from $571.2 million at December 31, 1997 to $593.8 million at December 31, 1998. Contributing to the 1998 increase in average time deposits was the Company's advertising campaign designed to increase its reputation in the Birmingham, Alabama market as a provider of nationally competitive interest rates on certificates of deposit.

     There was also an increase in non-interest bearing demand deposits of $34.1 million, or 59.8%, from $57.0 million at December 31, 1997 to $91.1 million at December 31, 1998. This increase consisted of a $13.1 million increase in average official checks outstanding related to the Transfer of the 39 residential mortgage loan production offices from Collateral. Moreover, there was a $18.9 million increase experienced in custodial deposits from Collateral related to its mortgage servicing operations.

     The Bank experienced deposit growth of $15 million during the fourth quarter of 1998, despite a decline in brokered deposits totaling approximately $25 million. Growth was confined to maturities of one year and less, with the most substantial growth occurring in the six and three month maturities. Additionally, the Super Money Market account, which is a highly-competitive, high balance, tiered-rate account, grew approximately 72%, with much of that growth accomplished due to the migration from certificates of deposit as customers apparently prefer the money market account to the fixed maturity accounts as certificate rates have declined. The primary reason for the December, 1998 growth was the nationally competitive rates paid by the Bank in certain maturities. The decline in brokered deposits is primarily due to Depository Trust Corporation ("DTC") deposits, which the Bank allowed to mature without replacement, although brokered deposits as a percentage of total deposits has declined from 33.0% at December 31, 1997 to 25.0% at December 31, 1998. However, out of state deposits continue to dominate deposit-gathering efforts, even as the level of brokered deposits has declined, which indicates that the Bank's primary customer is one seeking nationally-competitive rates.

     During 1998, deposits grew approximately $80 million, consisting of $69.3 million of growth in certificates of deposit. DTC brokers obtained for the Bank approximately $164 million in deposits during 1998, compared to $380 in 1997.

     The maturity distribution of the Company's time deposits over $100,000 at December 31, 1998 is set forth in the following table.

                CERTIFICATES OF DEPOSITS GREATER THAN $100,000
                               MATURITY SCHEDULE
                                (IN THOUSANDS)

Three months or less                                           $  48,406
Over three months through six months                              31,146
Over six months through twelve months                              7,963
Over twelve months                                                53,103
                                                               ----------
                                                               $ 140,618
                                                               ==========


     Approximately 34.4% of the Company's time deposits over $100,000 had scheduled maturities within three months and approximately 22.2% had maturities between three and six months. These deposits are primarily obtained through the broker network described above.

Borrowed Funds

Borrowed funds consist primarily of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. The following table sets forth information regarding the Company's borrowings over the periods indicated.

                                        SHORT-TERM BORROWINGS

                                                                                                WEIGHTED AVERAGE    AVERAGE
                                                        AVERAGE       MAXIMUM      ENDING       INTEREST RATE AT      RATE
                                                        BALANCE     OUTSTANDING    BALANCE         YEAR-END           PAID
                                                       ---------    -----------    -------      ----------------    ---------

AS OF AND FOR THE YEAR BEGINNING JANUARY 1, 1996
   Federal funds purchased and securities sold
    under agreement to repurchase                      $ 36,707      $  41,811      $  41,811          5.77%             7.30%
   Federal Home Loan Bank advances                       99,005        124,000        104,000          6.09              6.06
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 1996
   Federal funds  purchased and securities sold
    under agreement to repurchase                      $ 35,502      $  52,000      $       -          0.00%             7.62%
   Federal Home Loan Bank advances                      124,093        170,388         95,388          6.35              5.97
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 1997
   Federal funds purchased and securities sold
    under agreement to repurchase                      $ 41,624      $  73,100      $  40,800          7.10%             7.57%
   Federal Home Loan Bank advances                      113,572        179,420        179,420          6.07              6.03
AS OF AND FOR THE YEAR ENDING DECEMBER 31, 1998
   Federal funds purchased and securities sold
    under agreement to repurchase                      $ 47,827      $  85,573      $  68,800          5.52%             4.85%
   Federal Home Loan Bank advances                      151,476        231,418        198,418          5.38              5.84

     Average FHLB advances for 1998 were $151.5 million compared to $113.5 million for 1997, an increase of $38.0 million. The Company intends to continue to use these advances as a significant funding source. Total advances were $198.4 million at December 31, 1998.

CAPITAL

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of New South consists of common stockholders' equity, excluding the unrealized gain(loss) on securities available-for-sale, minus certain intangible assets. New South's Tier 2 capital consists of the general reserve for possible loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios for the indicated periods:

                              Analysis of Capital

                                                                      AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   1998              1997
                                                              -------------     -------------
                                                                   (DOLLARS IN THOUSANDS)
Tier 1 capital                                                $      79,891     $      61,221
Tier 2 capital                                                        3,430             6,237
                                                              -------------     -------------
Total qualifying capital                                      $      83,321     $      67,458
                                                              =============     =============
Risk-weighted assets (including off-balance
     sheet exposure)                                          $     802,409     $     643,884
Tier 1 leverage ratio                                                  7.00%             6.17%
Total risk-based capital ratio                                        10.38%            10.48%
Tier 1 risk-based capital ratio                                        9.96%             9.51%

     New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South's current capital ratios place New South in the "well capitalized" category.

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

     Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Company would not be able to perform the primary function of financial intermediary and would, therefore, not be able to meet the needs of the customers it serves.

     Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment securities available for sale portfolio is very predictable and is subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are less predictable and are not subject to nearly the same degree of control.

     New South is required by OTS regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and net deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4%. New South management monitors liquidity closely and continues to ensure liquidity ratios are in excess of the minimum requirements.

     The Company depends on deposits, including brokered certificates of deposit, FHLB advances, and reverse repurchase agreements, as primary sources of liquidity. Brokered deposits approximated 25.3% of total deposits as of December 31, 1998. These brokered deposits are either deposits solicited by the Company from seven national and regional brokerage firms, which accounted for approximately $195.9 million of deposits at December 31, 1998, or are unsolicited and are brought to New South by virtue of the Company's competitive rates and willingness to accept brokered deposits. The former category of brokered deposits is utilized as an alternative funding source that is often cheaper than retail deposits or other funding sources. However, management is cognizant that this funding source is highly interest-sensitive and it never considers brokered deposits either singly or as a whole to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain a current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market, or can utilize any of the various alternative funding sources available. There is no given month in which the inability to replace brokered deposits would unduly constrain New South's liquidity, given alternative funding sources. As of December 31, 1998, alternative funding sources included $30.0 million of unused credit for Federal funds purchases, $9.3 million of unused revolving credit facilities, a $20.0 million unused warehousing line of credit from another financial institution, and $51.3 million in unused FHLB borrowing capacity. The Company also had $26.3 million mortgage-backed securities available to serve as security for borrowings. Reliance on all funding sources is monitored on an ongoing basis to assure no undue reliance upon a single source and to assure that adequate reserve sources are available if needed.

YEAR 2000 PROJECT

     The year 2000 issue, which is common to most organizations, concerns the inability of certain computer and operational systems to properly perform calculations and process information containing four-digit date fields. New South has developed and implemented an enterprise-wide strategy to address and mitigate potential risks resulting from the year 2000 issue, which encompasses the following components:

     . awareness of the year 2000 issue and communication/education of key personnel on the approach to address potential problems;
     . identification of significant systems, including both system hardware and software, and interfaces to and from these systems;
     .    inventory and assessment of personal computers and shadow systems;
     .    assessment of potentially affected operational systems;
     . establishment of a testing plan to test key internal systems and a remediation plan to address any problems identified;
     . evaluation, and testing when applicable, of the year 2000 efforts of significant vendors and outside service organizations providing processing for the Company; and,
     . development of contingency plans, where necessary, to address potential unidentified problems in both significant internal and external systems.

     The Company utilizes third party service providers for most of its critical systems; therefore, much of the Company's remediation effort relates to monitoring and communicating with those service providers to gain assurance that they will be able to effectively address the year 2000 issue. The Company has actively participated, when possible, in the testing of the software provided by the third party service providers. When active participation has not been available, the Company has closely monitored the testing strategy of the applicable service providers, and has gained assurance that their testing procedures are adequate.

     Because of the nature of operations, the primary external customers of the Company would be considered its borrowers and depositors. Although there is a level of inherent risk that a borrower may be unable to meet its obligation to the Company due to a year 2000 related problem, this risk is mitigated because the Company does not have any loans that, by themselves, would materially impact the Company's loan portfolio. The risk is further diminished in light of the fact that the Company's loan portfolio is primarily secured by asset-based collateral where the fair market value of such property is typically equal to or greater than the outstanding loan balance.

     The Company is currently in the final part of the testing phase of its year 2000 strategy and is actively testing key internal systems, in addition to identifying and testing crucial shadow systems which include spreadsheets and other underlying systems. Moreover, the Company is also in the process of drafting contingency plans in the event of significant unforeseen year 2000 problems and/or failures in critical processing areas. These contingency plans include written documentation of procedures necessary to minimize losses through implementation of alternate processing procedures in an expeditious manner. The contingency plans include such information as decision-making authority (i.e., personnel authorized to declare existing systems incapable of processing and, if necessary, effect the implementation of developed contingency procedures), key personnel to be involved if contingency plans are implemented, contact information of any outside parties to be involved, detailed procedures necessary to implement alternate processing, and interim controls which should be implemented while contingency plans are in place.

     The Company has estimated its total internal costs for the year 2000 project to be between $750,000 and $2.0 million, of which $150,000 was incurred in 1997 and $901,000 was incurred in 1998. Given the nature and scope of the project, it is not feasible at this stage to estimate the degree of success of the project. However, management believes the Company has a solid plan in place to address the issue, and the final outcome is not anticipated to have a material adverse effect on the operations of the Company.

     The foregoing information constitutes a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act.

FORWARD LOOKING STATEMENTS

     This management discussion and analysis contains certain forward looking information with respect to the financial condition, results of operations, and business of the Company, including the Notes to Consolidated Financial Statements and statements contained in the discussion above with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the allowance for loan losses, expected loan losses, and the impact of inflation, unknown trends, or regulatory action. The Company cautions readers that forward looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, and the performance of stock and bond markets.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To New South Bancshares, Inc,:

We have audited the accompanying consolidated balance sheet of NEW SOUTH BANCSHARES, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New South Bancshares, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       ARTHUR ANDERSEN LLP

Birmingham, Alabama
February 26, 1999

                        Report of Independent Auditors


Board of Directors
New South Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of New South Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New South Bancshares, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ERNEST & YOUNG LLP
March 17, 1998

                          NEW SOUTH BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                          --------------------------------
                                                                                1998             1997
                                                                          ---------------   --------------
                                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks                                                    $      66,905     $     16,943
Time deposits in other banks                                                         105              200
Investment securities available for sale                                         116,962          197,135
Loans held for sale                                                              115,279           35,570
Loans, net of unearned income                                                    812,877          727,854
Allowance for loan losses                                                         (9,107)          (7,333)
                                                                           --------------    -------------
       Net loans                                                                 803,770          720,521
Premises and equipment, net                                                        7,860            2,968
Other assets                                                                      31,741           20,716
                                                                           --------------    -------------
           Total Assets                                                    $   1,142,622     $    994,053
                                                                           ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing                                                  $      73,873     $     70,897
      Interest bearing                                                           701,575          624,468
                                                                           --------------    -------------
         Total deposits                                                          775,448          695,365
Federal funds purchased and securities sold under
     agreements to repurchase                                                     68,800           40,800
Federal Home Loan Bank advances                                                  198,418          179,420
Note payable                                                                           -           10,000
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                      34,500                -
Accrued expenses, deferred revenue, and other liabilities                         17,016           16,154
                                                                           --------------    -------------
         Total Liabilities                                                     1,094,182          941,739
Commitments and Contingencies (Note 18)

Shareholders' Equity:
    Common stock of $1.00 par value (authorized: 1.5 million shares;
          issued and outstanding: 1,250,189.5 at December 31, 1998
          and 1,376,956 at December 31, 1997)                                      1,250            1,377
    Surplus                                                                       29,230           38,896
    Retained earnings                                                             17,909           11,172
    Other comprehensive income                                                        51              869
                                                                           --------------    -------------
         Total Shareholders' Equity                                               48,440           52,314

                                                                           --------------    -------------
           Total Liabilities and Shareholders' Equity                      $   1,142,622     $    994,053
                                                                          ===============    =============

         See accompanying notes to consolidated financial statements.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                            1998          1997           1996
                                                                         -----------   ------------   -----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income:
    Interest on securities available for sale                              $ 11,927        $10,077        $7,712
    Interest on loans                                                        70,844         64,831        57,395
    Interest on other short-term investments                                    480            583           428
                                                                         -----------   ------------   -----------
         Total Interest Income                                               83,251         75,491        65,535

Interest Expense:
    Interest on deposits                                                     38,724         37,732        33,041
    Interest on federal funds purchased and securities sold
         under agreement to repurchase                                        2,318          2,370         1,987
    Interest on Federal Home Loan Bank advances                               8,851          6,842         7,411
    Interest on notes payable                                                   366            779           719
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                1,573              -             -
                                                                         -----------   ------------   -----------
         Total Interest Expense                                              51,832         47,723        43,158

Net Interest Income                                                          31,419         27,768        22,377

     Provision for loan losses                                                3,944          2,954         2,492
                                                                         -----------   ------------   -----------

Net Interest Income After Provision for Loan Losses                          27,475         24,814        19,885

Noninterest Income:
    Loan administration income                                                6,191          4,915         4,870
    Origination fees                                                         11,376          3,722           540
    (Loss)/gain on sale of investment securities available for sale            (942)          (645)        1,689
    Gain on sale of loans                                                    11,387          5,079           457
    Other income                                                              5,091          2,243           769
                                                                         -----------   ------------   -----------
         Total Noninterest Income                                            33,103         15,314         8,325

Noninterest Expense:
    Salaries and benefits                                                    26,286         16,024         7,424
    Net occupancy and equipment expense                                       4,024          1,955           799
    Loan servicing fees paid to affiliates                                    4,480          3,642         3,468
    Loss on loans serviced                                                      398          1,423         1,271
    Federal Deposit Insurance Corporation premiums                              439            418         4,368
    Other expense                                                            13,126          7,960         5,836
                                                                         -----------   ------------   -----------
         Total Noninterest Expense                                           48,753         31,422        23,166
                                                                         -----------   ------------   -----------

Income Before Income Taxes                                                   11,825          8,706         5,044
    Income tax expense                                                        5,088          3,990         2,482
                                                                         -----------   ------------   -----------

           Net Income                                                       $ 6,737        $ 4,716        $2,562
                                                                         ===========   ============   ===========

Weighted average shares outstanding                                           1,333          1,377         1,391
Earnings per share                                                           $ 5.05         $ 3.42        $ 1.84

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------------
                                                                                        1998           1997           1996
                                                                                    ------------   ------------   ------------
                                                                                                  (IN THOUSANDS)
Operating Activities:
Net income                                                                          $      6,737     $    4,716     $    2,562
Adjustments to reconcile net income to net cash (used in) provided by operations
    Accretion of discounts and fees                                                         (423)          (449)          (882)
    Provision for loan losses                                                              3,944          2,954          2,492
    Depreciation                                                                           1,182            473            332
    Loss/(gain) on sale of investment securities available for sale                          942            645         (1,689)
    Writedown of investment securities available for sale                                      -              -             62
    Purchase of mortgage loans held for sale                                              (2,756)        (1,820)             -
    Originations of  mortgage loans held for sale                                     (1,013,667)      (290,631)             -
    Proceeds from the sale of mortgage loans held for sale                               424,335        103,502         42,962
    Gain on sale of loans                                                                (11,387)        (5,079)          (457)
    Increase in other  assets                                                            (10,756)        (2,198)        (5,967)
    Increase in accrued expenses, deferred
        revenue and other liabilities                                                        862          5,183          5,056
                                                                                    ------------    -----------     ----------
             Net Cash (Used in) Provided by Operating Activities                        (600,987)      (182,704)        44,471

Investing Activities:
    Net decrease in time deposits in other banks                                              95             99              -
    Net decrease in securities purchased under agreement to resell                             -              -          4,000
    Proceeds from  sales of investment securities available for sale                     674,201        167,772         93,651
    Proceeds from maturities and calls of investment securities
        available for sale                                                                88,120         55,986         19,163
    Purchases of investment securities available for sale                                (49,026)      (168,737)      (109,285)
    Net increase in loan portfolio                                                      (197,886)       (47,200)      (120,168)
    Purchases of premises and equipment                                                   (6,099)        (1,054)        (1,160)
    Proceeds from sale of premises and equipment                                              25            949              3
    Net (investment in) proceeds from sale of real estate owned                             (269)           210            169
                                                                                    ------------    -----------     ----------
            Net Cash Provided by (Used in) Investing Activities                          509,161          8,025       (113,627)

Financing Activities:
    Net increase in noninterest bearing deposits                                           2,976         32,014          3,708
    Net increase in interest bearing deposits                                             77,107          2,683        117,949
    Net increase/(decrease) in federal funds purchased and securities
       sold under agreements to repurchase                                                28,000         40,800        (50,423)
    Repayment of note payable                                                            (10,000)             -              -
    Proceeds from the issuance of guaranteed preferred beneficial
       interests in the Company's subordinated debentures                                 34,500              -              -
    Proceeds from (repayments of) Federal Home Loan Bank Advances                         18,998         84,032              -
    Repurchase and retirement of common stock                                             (9,793)          (235)           (64)
                                                                                    ------------    -----------     ----------
          Net Cash Provided by Financing Activities                                      141,788        159,294         71,170
                                                                                    ------------    -----------     ----------

Net increase (decrease) in cash and cash equivalents                                      49,962        (15,385)         2,014
Cash and cash equivalents at beginning of period                                          16,943         32,328         30,314
                                                                                    ------------    -----------     ----------
Cash and Cash Equivalents at End of Period                                          $     66,905     $   16,943     $   32,328
                                                                                    ============    ===========     ==========

Supplemental information:
    Interest paid                                                                   $     54,458     $   45,916     $   41,250
    Income taxes paid                                                               $      5,649     $    4,082     $    3,131

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                   OTHER            TOTAL
                                                          COMMON                   RETAINED    COMPREHENSIVE     SHAREHOLDERS'
                                                           STOCK      SURPLUS      EARNINGS        INCOME           EQUITY
                                                          -------   -----------   ----------   --------------   ---------------
                                                                                (IN THOUSANDS)
Balance at December 31, 1995                              $ 1,393      $ 39,179     $  3,894          $ 1,314          $ 45,780

Comprehensive Income:
  Net income                                                    -             -        2,562                -             2,562
  Change in unrealized gain/(loss) on securities
    available for sale, net of tax                              -             -            -             (337)             (337)

      Total comprehensive income                                                                                          2,225

Stock repurchase and retirement                                (4)          (60)           -                -               (64)
                                                          -------      --------     --------          -------          --------
Balance at December 31, 1996                                1,389        39,119        6,456              977            47,941

Comprehensive Income:
  Net income                                                    -             -        4,716                -             4,716
  Change in unrealized gain/(loss) on securities
    available for sale, net of tax                              -             -            -             (108)             (108)

      Total comprehensive income                                                                                          4,608

Stock repurchase and retirement                               (12)         (223)           -                -              (235)
                                                          -------      --------     --------          -------          --------
Balance at December 31, 1997                                1,377        38,896       11,172              869            52,314

Comprehensive Income:
  Net income                                                    -             -        6,737                -             6,737
  Change in unrealized gain/(loss) on securities
    available for sale, net of tax                              -             -            -             (818)             (818)

      Total comprehensive income                                                                                          5,919

Stock repurchase and retirement                              (127)       (9,666)                                         (9,793)
                                                          -------      --------     --------          -------          --------
Balance at December 31, 1998                              $ 1,250      $ 29,230     $ 17,909          $    51          $ 48,440
                                                          =======      ========     ========          =======          ========

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                               December 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    New South Bancshares, Inc. ("Bancshares"), formed in November 1994, is the holding company of New South Federal Savings Bank ("the Bank") and through the Bank provides loan and savings products primarily in the Southeast, with a concentration in residential mortgage banking services. Prior to the formation of Bancshares, the Bank was a wholly owned subsidiary of Collateral Mortgage, Ltd. ("Collateral"), an affiliated company. The consolidated financial statements presented include the accounts of Bancshares and the Bank, collectively ("New South" or the "Company"). Consequently, all significant intercompany accounts or transactions have been eliminated upon consolidation. Certain accounting principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below. Certain amounts in the prior years financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Material estimates that are particularly susceptible to significant changes in the near term relate to the estimate of prepayment speeds in connection with the valuation of mortgage servicing rights and estimation of the allowance for loan losses. In connection with the valuation of mortgage servicing rights, management obtains external information, evaluates the overall portfolio characteristics and monitors economic conditions.

CASH AND DUE FROM BANKS

    Cash equivalents consist of short-term interest bearing and noninterest bearing deposits due from banks with maturities of less than 90 days at the date of purchase.

INVESTMENT SECURITIES

    Investment securities consist of bonds, notes, debentures and certain equity securities which are classified as available for sale and are carried at fair value. Any unrealized gains or losses are reported as a net amount in other comprehensive income, net of any tax effect. Realized gains and losses on the sales of investment securities are determined using the specific identification method and are included in noninterest income to the extent such gains or losses have not been previously recognized. Any premiums and discounts are recognized in interest income using the interest method over the period to maturity.

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale are reported at the lower of cost or market, as determined in the aggregate. Gains or losses on the sale of these assets are included in noninterest income, while interest collected on these assets is included in interest income.

    ------------------------------------------

LOANS

    All loans are stated at principal balances outstanding, adjusted for any amounts charged off and discounts or premiums on loans purchased from others or discount points collected at origination. Interest income on loans is computed and credited to income based upon the principal amount of the loans outstanding using appropriate rates of interest. Amortization of discounts and premiums on loans is calculated using the interest method and included in interest income over the remaining period to maturity.

    Certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate. Others are reported at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At December 31, 1998 and 1997, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 were $1,681,000 and $1,441,00, respectively (all of which were carried on a non-accrual basis). The related allowances for loan losses on impaired loans were $1,022,000 and $1,096,000 at December 31, 1998 and 1997, respectively.

    It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt. Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis. Generally, New South has a mortgage lien on all property on which mortgage, participation or purchased loans are made, in order to protect New South's interest in both the principal amounts outstanding and interest collections. Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies. Loans collateralized by savings accounts are secured by savings account balances in excess of the outstanding loan amount. The amount of interest income earned in 1998 on nonaccrual loans outstanding at year end was approximately $371,000. If these loans had been current in accordance with their original terms, approximately $807,000 would have been earned on these loans in 1998.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level considered adequate to provide for losses inherent in the portfolio. The provision for loan losses charged to income is determined by various factors including actual loss experience, the current volume and condition of the loans in the portfolio, changes in the composition of the portfolio, known and inherent risks in the portfolio, and current and expected economic conditions. Such provisions, less net loan charge-offs, comprise the allowance for loan losses and is available for future loan charge-offs. New South follows a policy of charging off loans which management determines to be uncollectible. Subsequent recoveries are credited to the allowance.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the double-declining balance method over the estimated useful lives of the properties or equipment.

    ------------------------------------------

FORECLOSED REAL ESTATE OWNED

    Real estate owned arises from loan foreclosure or deed in lieu of foreclosure and is reported at the lower of cost or net realizable value. Any resultant writedown at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from valuation of these properties are credited or charged to income. Costs of improvements made to facilitate sale are capitalized, while costs of holding the property are charged to expense. Allowances, if any, are recorded for any anticipated costs to dispose.

MORTGAGE SERVICING RIGHTS

    The Company sells a substantial portion of its originated loans into the secondary market, principally by securitizing pools of loans and through sales to private investors. Generally, New South retains all or a portion of the servicing rights of the loans that it sells. These periodic sales have been used to build a servicing portfolio, generate capital to sustain specific capital levels as required by the Company's regulators, as well as to achieve continued growth through the funding of new loan originations. Originated mortgage servicing rights ("OMSR's") are capitalized based on their fair value in connection with mortgage loan sales where the servicing rights are retained as a part of the terms of the sale. The Company amortizes OMSR's over the estimated lives of the amortizing underlying loans, which range from 6 to 7 years, using a method which is in proportion to the estimated servicing income.

    The fair values of OMSRs are based on an analysis of various loan characteristics, including interest rates, maturities, and product types. These characteristics are used to stratify the servicing portfolio on which OMSRs have been recognized to determine valuation and impairment. Impairment is recognized for the amount by which OMSR's for a stratum exceed their fair value.

RECOGNITION OF INCOME

    Loan administration income primarily represents fees earned in connection with the servicing of real estate mortgage loans for investors. Such income is recognized concurrent with the scheduled receipt of the related mortgage payments and is based on the outstanding principal balances of the loans serviced.

    The Company recognizes loan origination fees from residential loans immediately. The results of this practice are not materially different than the results which would have been obtained by deferring the origination fees and related loan origination costs until the residential loans are sold.

    Gains or losses on sales of mortgages are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

INCOME TAXES

    The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

    ------------------------------------------

INCOME TAXES, CONTINUED

realized or settled. As changes in the laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period of enactment.

   Bancshares and the Bank have entered into a tax sharing agreement by which a consolidated return is filed each calendar year.

EARNINGS PER SHARE

   Effective December 31, 1997, New South adopted SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share for companies with potentially dilutive securities. There are no dilutive securities issued or outstanding for the years ended December 31, 1998, 1997 and 1996 and, accordingly, basic and diluted presentations are the same. Weighted average shares outstanding at December 31, 1998, 1997 and 1996 were 1,333,000, 1,377,000, and 1,391,000, respectively.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Interest Rate Swaps and Caps

   New South has from time to time utilized various off-balance sheet instruments, such as interest rate swaps and caps, which are designated to hedge imbalances in sensitivity to fluctuating interest rates for designated assets and liabilities. To qualify as a hedge used to manage interest rate risk, the following criteria must be met: (1) the asset or liability to be hedged exposes the institution, as a whole, to the interest rate risk, (2) the instrument alters or reduces sensitivity to interest rate changes and (3) the instrument is designated and effective as a hedge. If the designated asset or liability being hedged is terminated, matures or is sold, any realized or unrealized gain or loss from the related off-balance sheet investment product would be recognized in income coincident with the extinguishment or termination. Any changes in market value are recognized in other operating revenues.

   New South has entered into interest rate swap agreements to modify the interest characteristics of some of its mortgage loans, mortgage-backed securities and certificates of deposit. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest income or expense related to the assets or liabilities being hedged. The related amounts payable to or receivable from counterparties are included in other liabilities or assets.

   New South has purchased and sold interest rate cap agreements to modify the interest characteristics of designated liabilities. The strike price of these agreements exceeded the current market levels at the date of inception. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates New South incurs on its liabilities. Payments to be paid or received as a result of the specified interest rate index exceeding the strike price are accrued in other liabilities or assets and are recognized as an adjustment of interest expense. The cost of these agreements is amortized to interest expense ratably during the life of the agreement.

    ------------------------------------------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, CONTINUED

Other Off-Balance Sheet Instruments

   In the ordinary course of business New South has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

RECENT ACCOUNTING STANDARDS

   The AICPA has issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designed anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management believes there will be no material effect on the consolidated financial statements from adoption of this pronouncement.

   In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After The Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. This Statement is effective the first fiscal quarter beginning after December 15, 1998. The Company adopted the provisions of this Statement on January 1, 1999. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial condition or results of operation.


2. CASH AND DUE FROM BANKS AND CASH FLOWS
   --------------------------------------

   New South maintains cash balances with the Federal Reserve when required. As of December 31, 1998, reserve requirements amounted to $4,769,000. There was no reserve requirement at December 31, 1997.

   --------------------------------------

   Cash was held in reserve for potential losses related to securitized automobile loans. At December 31, 1998 and 1997, this restricted cash amounted to $2,000 and $1,158,000, respectively.


3. INVESTMENT SECURITIES AVAILABLE FOR SALE
   ----------------------------------------

   The fair value and amortized cost of securities available for sale and the related unrealized gains and losses for each category are presented below:

                                                   GROSS         GROSS
                                  AMORTIZED     UNREALIZED    UNREALIZED       FAIR
DECEMBER 31, 1998                   COST           GAINS         LOSSES        VALUE
-------------------               ---------     ----------    ----------       -----
                                                    (In thousands)
MORTGAGE-BACKED SECURITIES         $ 54,064      $  256         $  (253)     $ 54,067
U.S. TREASURY AND FEDERAL
         AGENCY SECURITIES           43,860         136             (91)       43,905
OTHER                                18,958          46             (14)       18,990
                                   --------      ------         -------      --------
   TOTAL INVESTMENT SECURITIES
   AVAILABLE FOR SALE              $116,882      $  438         $  (358)     $116,962
                                   ========      ======         =======      ========

                                                        Gross           Gross
                                       Amortized     Unrealized       Unrealized      Fair
December 31, 1997                        Cost           Gains           Losses        Value
-------------------                   ---------      ----------       ----------    --------
                                                           (In thousands)
Mortgage-backed securities             $138,816         $1,474            $(231)      $140,059
U.S. Treasury and federal
         agency securities               39,391            204               (2)        39,593
Other                                    17,481             16              (14)        17,483
                                       --------         ------            -----       --------
   Total investment securities
   Available for sale                  $195,688         $1,694            $(247)      $197,135
                                       ========         ======            =====       ========

   The contractual maturities of the securities available for sale are presented in the following table for 1998 and 1997:

                                                        1998                                        1997
                                         --------------------------------------  ----------------------------------------
                                                                         (In thousands)
                                            AMORTIZED                FAIR               Amortized              Fair
                                              COST                   VALUE                Cost                 Value
                                         -----------------       --------------      ---------------      ---------------
Due in one year or less                       $  3,706              $  3,715             $  5,252              $  5,256
Due after one year through five years           48,725                48,793               41,823                42,038
Due after five years through ten                    42                    43               52,069                51,927
 years
Due after ten years                             54,165                54,167               87,111                88,481
Equity securities                               10,244                10,244                9,433                 9,433
                                              --------              --------             --------              --------
                                              $116,882              $116,962             $195,688              $197,135
                                              ========              ========             ========              ========

    ----------------------------------------

   Net unrealized gains on investment securities available for sale at December 31, 1998, 1997 and 1996 amounted to $80,000, $1,447,000 and $1,629,000, respectively. Deferred taxes relating to the net unrealized gains at years ending 1998, 1997 and 1996 amounted to $29,000, $578,000 and $652,000, respectively.

   Gross realized gains on securities available for sale for 1998, 1997 and 1996 were $4,619,000, $1,464,000 and $2,210,000, respectively. Gross realized losses on securities for 1998, 1997 and 1996 were $5,561,000, $2,109,000 and $521,000, respectively. The gross proceeds from the sales of securities available for sale in 1998, 1997 and 1996 were $674,201,000, $167,772,000 and $93,651,000, respectively.

   At December 31, 1998 and 1997, New South had securities of $4,500,000 and $8,367,000 pledged to secure state and municipal deposits, respectively.

   There were no securities classified as trading securities during 1998, 1997 or 1996; therefore, no gains or losses on this security classification have been included in income.


4.  COMPREHENSIVE INCOME
    --------------------

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, changes in other nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale.

   In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

                                                     1998
                                            ----------------------
                                            BEFORE          AFTER
                                             TAX     TAX     TAX
                                            AMOUNT  EFFECT  AMOUNT
                                            ----------------------
                                                (IN THOUSANDS)
Unrealized gains (losses) arising during
  the period                                $  356   $ 131    $225
Less reclassification adjustments for
  (gains) losses included in net income        942     349     593

                                            ----------------------
Net unrealized gain (loss) on securities    $1,298   $ 480    $818
                                            ======================

   --------------------

                                                                   1997
                                               -----------------------------------------------
                                               Before                                  After
                                                Tax                Tax                  Tax
                                               Amount             Effect               Amount
                                               -----------------------------------------------
                                                              (In thousands)
Unrealized gains (losses) arising during
  the period                                     $ (816)            $(302)            $  (514)
Less reclassification adjustments for               645               239                 406
  (gains) losses included in net income
                                                 ---------------------------------------------
Net unrealized gain (loss) on securities         $ (171)            $ (63)            $  (108)
                                                 =============================================


                                                                   1996
                                               -----------------------------------------------
                                               Before                                  After
                                               Tax                 Tax                  Tax
                                               Amount             Effect               Amount
                                               -----------------------------------------------
                                                              (In thousands)
Unrealized gains (losses) arising during
  the period                                    $ 1,154            $ 427              $   727
Less reclassification adjustments for            (1,689)            (625)              (1,064)
  (gains) losses included in net income
                                                 ---------------------------------------------
Net unrealized gain (loss) on securities        $  (535)           $(198)             $  (337)
                                                 =============================================

5.  LOANS
    -----

   New South's primary line of business is the origination (and subsequent sale) of residential mortgage loans which New South classifies as conforming and nonconforming residential mortgage loans. Conforming loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including FNMA, FHLMC, GNMA, FHA and VA. The conforming residential mortgage loans are fixed-rate and adjustable-rate residential first mortgage loans with 15 year or 30 year terms generally secured by owner-occupied residences. Nonconforming loans typically do not exceed the standard agency maximum loan size guidelines, but may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment delinquencies. New South originates only fixed rate nonconforming residential mortgage loans.

   The majority of New South's installment (automobile) loans are considered to be "prime" loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. The Company also classifies as prime an immaterial amount of other non-automobile installment loans secured by deposits, boats and recreational vehicles and some signature loans. Terms of "nonprime" installment (automobile) loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers.

   New South's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect

    -----

origination of mortgage loans (land and home) and nonmortgage loans (home only), in addition to construction loans which are in place during the preparation phase of the land.

   The composition of the loan portfolio as of December 31, 1998 and 1997 was as follows:


                                                               1998               1997
                                                            ---------          ----------
                                                                   (In thousands)
          Residential Mortgage:
            Conforming                                    $    172,009        $   252,568
            Nonconforming                                      284,477            132,700
                                                          ------------        -----------
             Total residential mortgage loans                  456,486            385,268

          Installment (automobile)
            Prime                                               52,232             84,769
            Non-prime                                            1,436             12,147
                                                          ------------        -----------
             Total installment (automobile)  loans              53,668             96,916

          Residential construction and land                    144,771             87,889
          Commercial real estate                               155,765            158,377
          Commercial                                             4,579              1,467
                                                          ------------        -----------
             Total loans                                       815,269            729,917
          Less unearned income                                   2,392              2,063
                                                          ------------        -----------
             Loans net of unearned income                 $    812,877        $   727,854
                                                          ============        ===========

   The undisbursed portion of mortgage and construction loans was $86,237,000 and $58,369,000 at December 31, 1998 and 1997, respectively.


6.  ALLOWANCE FOR LOAN LOSSES
    -------------------------

   Management establishes allowances for the purpose of absorbing losses inherent within its loan portfolio, based on management's review of the economy, historical losses, underwriting standards, changes in the composition of the loan portfolio and other factors. Charges are made to the allowance for loans that are written-off during the year while recoveries of these amounts are credited to the account. Provisions for losses are also credited to the account and are charged against current income.

     -------------------------

     A summary of the activity in the allowance for loan loss accounts for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                               1998                1997                1996
                                                         ----------------     -----------------    ----------------
                                                                                 (In thousands)
        Balance at beginning of year                            $ 7,333               $5,904               $4,562
        Add:     Provision for loan losses                        3,944                2,954                2,492

        Deduct:  Loans charged off                                3,205                2,200                1,610
                 Loan recoveries                                 (1,035)                (675)                (460)
                                                       ----------------     ----------------     ----------------
                 Net charge-offs                                  2,170                1,525                1,150

                                                       ----------------     ----------------     ----------------
        Balance at end of year                                  $ 9,107               $7,333               $5,904
                                                       ================     ================     ================

7.   DEPOSITS
     --------

     The composition of the deposit base at December 31, 1998 and 1997 is summarized in the following table:

                                                                1998                             1997
                                                      ------------------------------------------------------------
                                                        AMOUNT          PERCENT          Amount          Percent
                                                        ------          -------          ------          -------
                                                                             (In thousands)
Noninterest bearing demand                             $   73,873             9.5%         $ 70,897          10.2%
Interest bearing transaction accounts                       3,712             0.5             3,932           0.6
Money market accounts                                      61,544             7.9            54,027           7.8
Statement savings                                           4,337             0.6             3,851           0.5

Certificates of deposit:
     3% to 3.99%                                               44             0.0                 0           0.0
     4% to 4.99%                                           30,355             3.9                62           0.0
     5% to 5.99%                                          430,289            55.5           325,136          46.8
     6% to 6.99%                                          103,446            13.3           155,683          22.4
     7% to 8.99%                                           65,030             8.4            77,911          11.2
     More than 9%                                           2,818             0.4             3,866           0.5
                                                        ---------       ---------          --------      --------
           Total deposits                               $ 775,448           100.0%         $695,365         100.0%
                                                        =========       =========          ========      ========

     The aggregate amounts of certificates of deposit in denominations greater than $100,000 were approximately $140,618,000 and $202,685,000 at December 31,
1998 and 1997, respectively. Accrued interest payable on deposits at December 31, 1998 and 1997 amounted to $1,633,000 and $2,783,000, respectively, primarily earned on certificates of deposit.

     --------

     The scheduled maturities of certificates of deposit at December 31, 1998 were as follows:

              Maturity                                   1998
     -----------------------------                  ---------------
                                                     (In thousands)
              1999                                     $460,502
              2000                                       69,075
              2001                                       21,473
              2002                                       23,627
              2003 and thereafter                        57,305
                                                       --------
                                                       $631,982
                                                       ========

The following table notes the breakdown of interest expense on deposits for the years ended December 31:

                                                  1998                 1997                 1996
                                              --------------      ---------------       --------------
                                                                  (In thousands)
    Interest bearing transaction accounts          $      82           $      126           $    161
    Money market accounts                              2,543                2,350              2,051
    Statement saving                                     184                  245                225
    Certificates of deposit                           35,915               35,011             30,604
                                              --------------        -------------       ------------
                                                   $  38,724           $   37,732           $ 33,041
                                              ==============        =============       ============

8.   FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     --------------------------------------------------------------------------

     In 1998, Federal Funds agreements were arranged with four commercial banks totaling $40,000,000 in available credit. At December 31, 1998 there were $10,000,000 outstanding on Federal Funds purchased agreements. From time to time, sales of securities under agreements to repurchase are used to facilitate the management of interest rate risk and liquidity. At December 31, 1998, mortgage-backed securities with book and market values of $32,900,000 and $25,900,000, respectively, were sold under such agreements. This agreement matures daily. Accrued interest receivable on this security amounted to $74,000. At December 31, 1997, mortgage-backed securities with a book and market value of $36,323,000 were sold under such an agreement. This agreement also matured daily. Accrued interest receivable on this security amounted to $196,000. These agreements, when utilized, are treated as financings with the obligations to repurchase the securities sold reflected as a liability in the financial statements. The dollar amount of the securities underlying the agreements remain in the various asset accounts. These securities are held by the counterparty to the repurchase agreements. The table below provides information relating to repurchase activity for 1998 and 1997:

                                                             1998                        1997
                                                        ---------------               --------------
                                                                        (In thousands)
Activity for the year:
      Average balance of agreements outstanding                 $45,548                      $41,177
      Maximum outstanding at any month-end                      $65,573                      $63,100
      Ending balance                                            $58,800                      $34,800
      Average interest rate at period-end                          5.61%                        7.30%

9.   FEDERAL HOME LOAN BANK ADVANCES, LINES OF CREDIT AND NOTE PAYABLE
     -----------------------------------------------------------------

     As of December 31, 1998 and 1997, Federal Home Loan Bank ("FHLB") advances amounted to $198,418,000 and $179,420,000, respectively. The advances outstanding at December 31, 1998 bear interest at rates ranging from 4.85 percent to 7.89 percent. The advances are collateralized by stock in the Federal Home Loan Bank and a blanket assignment of mortgage loans. Scheduled maturities for the advances outstanding as of December 31, 1998 are as follows, in thousands:

                       1999            $105,000
                       2001              28,388
                       2003              30,000
                       2005              10,000
                       2008              25,000
                       2017                  30
                                       --------
                                       $198,418
                                       ========

     The table below provides information relating to Federal Home Loan Bank Advance activity for 1998 and 1997.

                                                             1998                         1997
                                                         --------------               --------------
                                                                        (In thousands)
Activity for the year:
      Average balance of agreements outstanding                $151,476                     $113,572
      Maximum outstanding at any month-end                     $231,418                     $179,420
      Ending balance                                           $198,418                     $179,420
      Average interest rate at period-end                          5.38%                        6.07%

     In 1997, the Bank entered into a $20,000,000 warehousing line of credit agreement with a commercial bank. Borrowings are to be secured by pledging specific mortgage loans and will bear a market interest rate. During 1998, there were no amounts outstanding on the line of credit.

     During 1997, Bancshares had a $15,000,000 credit facilities agreement from a commercial bank consisting of a $10,000,000 revolving credit line and $5,000,000 in term debt secured by the stock of the Bank. The amounts outstanding bear interest at the London Interbank Offering Rate plus two percent, payable quarterly. Bancshares receives dividends from the Bank in amounts necessary to cover the required interest payments and any principal payments due on the debt. As of December 31, 1997, $5,000,000 was outstanding on the line of credit and $5,000,000 was outstanding on the term debt. In 1998, the $5,000,000 on the line of credit and the $5,000,000 in term debt were paid in full, and replaced with $9,250,000 revolving credit facility agreement from a commercial bank. The amounts outstanding bear interest at the London Interbank Offering Rate plus two percent, payable quarterly. There were no amounts outstanding at December 31, 1998.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires the disclosure of estimated fair values for all financial instruments, both assets and liabilities on and off-balance sheet, for which it is practicable to estimate their value along with pertinent information on those financial instruments for which such values are not available.

     -----------------------------------

     Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of New South's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgement; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

     For purposes of this disclosure, the carrying value approximates or is equal to the fair value of financial instruments for the balance sheet lines captioned: cash and due from banks, time deposits in other banks, accrued interest receivable and payable, investment securities available for sale, federal funds purchased and securities sold under agreements to repurchase, and note payable.

     The carrying amount and estimated fair values of other financial instruments is summarized as follows:

                                                           DECEMBER 31,
                                            -------------------------------------------
                                                    1998                  1997
                                            ---------------------  --------------------
                                            CARRYING   ESTIMATED   Carrying  Estimated
                                             AMOUNT   FAIR VALUE    Amount   Fair Value
                                            --------  -----------  --------  ----------
                                                          (In thousands)
Financial Assets:
  Loans held for sale                       $115,279    $115,279   $ 35,570    $ 35,570
  Loans, net of unearned income              812,877     832,386    727,854     744,855

Financial liabilities:
  Deposits                                   775,448     786,304    695,365     700,548
  FHLB advances                              198,418     201,196    179,420     182,236
Off-balance sheet financial instruments:
  Unrealized gains/(losses):
  Interest rate swap agreements                    0        (566)         0       3,148
  Interest rate cap agreements                     0         123          0          92

     The following methods and assumptions were used by New South in estimating its fair value disclosures for financial instruments:

     Investment Securities Available for Sale and Mortgage Loans Held for Sale -
     -------------------------------------------------------------------------
Fair values for securities and mortgage loans held for sale are based on quoted market prices, where available. Where quoted market prices are not available, fair values are based on quoted market prices of similar instruments, adjusted for any significant differences between the quoted instruments and the instruments being valued.

     Loans - The fair values of variable rate loans that reprice frequently and
     -----
have no significant change in credit risk are assumed to approximate carrying amounts. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and estimates of maturity based on New South's historical experience. The carrying amount of accrued interest receivable approximates its fair value.

     -----------------------------------

     Deposits - The fair value of deposits with no stated maturity, such as
     --------
noninterest-bearing demand deposits, savings accounts, and money market and interest-bearing checking accounts is, by definition, equal to the amount payable on demand (carrying amount). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

     Federal Home Loan Bank Advances - The fair values of these advances are
     -------------------------------
determined using discounted cash flow analyses which apply interest rates currently offered.

     Off-Balance Sheet Instruments - Fair values for New South's off-balance
     -----------------------------
sheet instruments such as interest rate swaps and interest rate caps are determined using various methods. Fair values of interest rate swaps and caps are determined with the use of pricing models or formulas using current assumptions if there are no relevant market comparables.

     Commitments to Extend Credit and Standby Letters of Credit - The value of
     ----------------------------------------------------------
these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists and because such fee income is not material to New South's financial statements at December 31, 1998 and 1997, the fair value of these commitments is not presented.

11.  EMPLOYEE BENEFIT PLAN
     ---------------------

     Substantially all full-time employees with six months of service are eligible to participate in New South's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with New South matching deferrals up to 3 percent of the first 8 percent of the employees' salary deferred. New South contributed $323,000, $138,000, and $49,000 to the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

12.  INCOME TAXES
     ------------

     The provisions for income taxes included in the consolidated statements of income are summarized below:

                           Current     Deferred     Total
                           -------     --------     ------
                                  (In thousands)
          1998
            Federal         $3,740        $ 792     $4,532
            State              458           98        556
                            ------        -----     ------
              Total         $4,198        $ 890     $5,088
                            ======        =====     ======

          1997
            Federal         $4,225        $(621)    $3,604
            State              513         (127)       386
                            ------        -----     ------
              Total         $4,738        $(748)    $3,990
                            ======        =====     ======

     ------------

                                  Current     Deferred      Total
                                 ---------    --------     -------
                                            (In thousands)
      1996
        Federal                    $2,217         $35       $2,252
        State                         230           0          230
                                   ------         ---       ------
           Total                   $2,447         $35       $2,482
                                   ======         ===       ======

     At December 31, 1998 and 1997 deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowances for net deferred tax assets did not change in 1998.

     Significant components of New South's deferred tax assets and liabilities as of December 31, 1998 and 1997 are listed below.

                                                           1998                       1997
                                                       ------------                -----------
                                                                    (In thousands)
Deferred tax assets:
     Loan loss allowance                                $    3,955                 $    2,933
     REMIC income                                            2,388                      1,230
     Other                                                     793                        889
                                                        ----------                 ----------
            Total deferred tax assets                        7,136                      5,052
                                                        ----------                 ----------

Deferred tax liabilities:
      Tax deferred dividends                                   469                        494
      Originated mortgage servicing rights                   2,539                        364
      Unrealized gain on securities
               Available for sale                               29                        578
      Other                                                    887                         63
                                                        ----------                 ----------
            Total deferred tax liabilities                   3,924                      1,499
                                                        ----------                 ----------
Net deferred tax assets
    before valuation allowance                               3,212                      3,553
        Valuation allowance                                  1,988                      1,988
                                                        ----------                 ----------
             Net deferred tax asset                     $    1,224                 $    1,565
                                                        ==========                 ==========

     ------------

     Applicable income taxes for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate of 34 percent for the reasons below:

                                                         1998                  1997                   1996
                                                      -----------        ---------------          ------------
                                                                          (In thousands)
Tax computed at statutory
       Federal income tax rate                         $    4,020             $    2,960            $    1,817

Increase in taxes resulting from:
       State income tax, net of federal benefit               320                    255                   107


       Other, net                                             748                    775                   558
                                                       ----------             ----------            ----------
             Total                                     $    5,088             $    3,990            $    2,482
                                                       ==========             ==========            ==========

     For 1995, New South was allowed a special bad debt deduction that was limited to eight percent of taxable income in prior years before the special bad debt deduction and subject to certain limitations based on the aggregate qualifying loans and deposit account balances at the end of the year. For 1996 and 1997, the bad debt deduction was limited to an amount equal to the actual net charge-off's occurring during the year. If the amounts that qualified as deductions for federal income tax purposes for years prior to 1998 are later used for purposes other than bad debt losses, including distributions on liquidation, they will be subject to federal income tax at the then current corporate rate. The amount of bad debt deductions allowed for tax purposes in years 1988 through 1995 in excess of net actual charge-offs is required to be added back to taxable income pro rata over a six year period, beginning with tax year ended December 31, 1998.

     Subsequent to year-end, the Company has elected to be treated under the provisions of Sub Chapter S of the Internal Revenue Code. (See note 19.)

13.  CAPITAL
     -------

     Various regulatory capital measures used within the banking industry are indicators of capital adequacy. Among these are leverage, tangible, and risk-based capital ratios. These ratios adjust reported asset and capital amounts by various nonqualifying regulatory assets such as certain purchased mortgage servicing rights and certain nonqualifying intangibles. Regulatory authorities set these minimum ratio standards for banking institutions in order to monitor the capital strength of the institutions. Should the Bank's capital ratios decline below these minimum standards, it would become subject to a series of increasingly restrictive regulatory actions. The Bank has consistently exceeded these minimum guidelines, and it is the intention of management to continue to monitor these ratios to insure regulatory compliance and maintain adequate capital for the Bank. The Bank's current regulatory ratios place the Bank in the "well capitalized" category. The capital levels for the Bank under these various measures are noted in the table for December 31, 1998 and 1997. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy guidelines to which it is subject.

     -------

                                                 MINIMUM                                TO BE WELL
                                               REQUIREMENT            ACTUAL            CAPITALIZED
                                            ------------------  -------------------  ------------------
                                              AMOUNT   RATIO       AMOUNT   RATIO      AMOUNT   RATIO
                                            ------------------  -------------------  ------------------
                                                                   (IN THOUSANDS)
AS OF DECEMBER 31, 1998:
-----------------------
TIER I CAPITAL
    (TIER 1 TO TOTAL ADJUSTED ASSETS)       $  34,219   3.00%   $  79,891    7.00%   $  57,031    5.00%

TANGIBLE CAPITAL
    (TIER 1 TO TOTAL ADJUSTED ASSETS)          17,109   1.50%      79,891    7.00%        N/A     N/A

TOTAL RISK-BASED CAPITAL
    TO RISK WEIGHTED ASSETS                    64,193   8.00%      83,321   10.38%      80,241   10.00%

TIER I CAPITAL
    (TIER 1 TO RISK WEIGHTED ASSETS)             N/A     N/A       79,891    9.96%      48,145    6.00%


As of December 31, 1997:
-----------------------
Tier I capital
    (Tier 1 to total adjusted assets)       $  29,758   3.00%   $  61,221    6.17%   $  49,597    5.00%

Tangible capital
    (Tier 1 to total adjusted assets)          14,879   1.50%      61,221    6.17%        N/A      N/A

Total risk-based capital
    to risk weighted assets                    51,511   8.00%      67,458   10.48%      64,388   10.00%

Tier I capital
    (Tier 1 to risk weighted assets)             N/A     N/A       61,221    9.51%      38,633    6.00%

     Total capital for Bancshares at December 31, 1998 and 1997 was $48,440,000 and $52,314,000, respectively. Regulatory capital requirements do not apply to thrift holding companies.

     The following table is a reconciliation of the Bank's shareholder's equity to tangible capital as required by the Office of Thrift Supervision.

                                                      1998        1997
                                                  -----------  ---------
     Shareholder's equity                         $   81,166   $ 62,090
     Deferred Tax asset (See Note 21)                 (1,224)         -
     Unrealized gains on securities
        available for sale                               (51)      (869)
                                                  ----------   --------
     Tangible and Tier I capital                      79,891     61,221

     Allowance for loan losses                         8,732      6,257
     Equity investments in land                         (112)         0
     Low level recourse deduction                     (5,190)         -
                                                  ----------   --------
     Total risk based capital                     $   83,321   $ 67,478
                                                  ==========   ========

     -------

                                                        1998        1997
                                                     ----------   --------
     Total assets and total adjusted assets          $1,140,619   $991,938
     Total risk weighted assets                         802,409    643,884

14.  OFF-BALANCE SHEET RISK AND COMMITMENTS
     --------------------------------------

     New South is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of its customers and to reduce its own exposure to fluctuations in interest rates. The financial instruments may include commitments to extend credit, standby letters of credit, interest rate caps and floors, interest rate swaps, forward and futures contracts and commitments to purchase loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement New South has in the particular class of financial instrument.

     New South's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. New South uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps, floors and swap agreements and for forward and futures contracts, the contract or notional amounts do not represent exposure to credit loss. New South controls the credit risk of its interest rate swap agreements and forward and futures contracts through credit approvals, limits and monitoring procedures. Generally, New South will require collateral, margin deposits or other security to support financial instruments with credit or interest risk.

     Commitments to extend credit ("mortgage pipeline") are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The mortgage pipeline consists of both fixed rate commitments and floating rate obligations. The fixed rate commitments result in market risk, while floating rate commitments contain no market risk. New South controls this market risk through mandatory forward commitments to sell loans and other financial instruments designed to hedge this type of interest rate exposure. The market risk associated with these mandatory forward commitments exists to the extent loans are not available at appropriate rates. New South's mandatory forward commitments are considered in the lower of cost or market calculation for the balance sheet category of loans held for sale. The total mortgage pipeline was $18,434,000 and $40,162,000 as of December 31, 1998 and 1997, respectively. Of the 1998 pipeline, $9,404,000 were fixed rate commitments with market risk and $9,030,000 were adjustable commitments with no market risk. For 1997, $30,724,000 were fixed rate commitments and $9,438,000 were adjustable commitments. Adequate sources of funds were available at December 31, 1998 to fund anticipated closings from the mortgage pipeline.

     Commitments to purchase loans are agreements to buy mortgage loans on a specified date at an amount stated as a percentage of the note amount of the loans to be purchased. On these commitments, New South uses the same policies to control credit and interest rate risk as it does for other commitments to extend credit.

     Standby letters of credit are conditional commitments issued by New South to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing

     --------------------------------------

arrangements, such as a bond financing. While some of the guarantees are short-term in nature, most extend for more than one year and expire in decreasing amounts. The credit risk in standby letters of credit is substantially the same as that for extending loan facilities to customers. New South holds various assets as collateral, including real estate and mortgage-backed securities, supporting those commitments for which collateral is deemed necessary.

     Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. One party to the transaction will pay a fixed rate of interest to the other party and receive from that party a floating rate of interest, both based on the same notional value, at specified intervals. Whether New South enters the agreement as the party to pay either the fixed rate or the floating rate is determined by management's assessment of New South's obligations and overall interest rate risk exposure and, consequently, can vary greatly over time. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts are often used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. Market values are a better indication of credit risk exposure. Generally, New South will enter into interest rate swap agreements with firms that are rated investment grade or better by a nationally recognized investment rating service. The effective notional amounts outstanding at December 31, 1998 and 1997 were $120,000,000 and $125,000,000, respectively. During 1998, the average notional amount of rate swaps was $140,000,000; the average rate received under the contracts was 6.01% and the average rate paid was 5.80%, resulting in a reduction in interest expense $892,000. During 1997, the average notional outstanding amount was $133,750,000 and the average rates received and paid were 6.11% and 5.88%, respectively and reduced interest expense by $562,000. At December 31, 1998 and 1997, the net accrued receivables were $600,000 and $274,000, respectively. At December 31, 1998, the effective notional amounts and contractual maturates of rate swaps were as follows:

                 Effective
                 Notional                       Liabilities / Assets
                  Amount         Expiration           Hedged
               -----------------------------------------------------
                               (In Thousands)
               $ 15,000            1999               Loans
                 25,000            2000               Loans
                 20,000            2003               Loans
                 20,000            2005               Loans
                 30,000            2007               Deposits
                 10,000            2008               Deposits
               --------
               $120,000
               ========

     Interest rate cap and floor agreements are used to modify and/or reduce New South's interest rate risk. As of December 31, 1998 and 1997, New South had interest rate cap agreements with commercial banks and major investment banking firms covering New South's interest rate exposure on short-term liabilities. During 1998, New South purchased a $40,000,000 rate cap from a commercial bank. The rate cap was purchased to replace a $40,000,000 rate cap, which matured during March of 1998. The effective notional amounts outstanding were $305,000,000 at December 31, 1998 and 1997. The results of the rate caps were an increase in interest expense of $824,000, $782,000 and $552,000 in 1998, 1997 and 1996, respectively. The estimated fair value of the rate caps were $123,000 and $92,000 at December 31, 1998 and 1997,

     --------------------------------------

respectively. The weighted average maturity of the rate caps were 2 years and 3 years at December 31, 1998 and 1997, respectively.

     The following table summarizes the contract or notional amounts of the various off-balance sheet instruments and commitments as of December 31, 1998 and 1997:

                                              1998                1997
                                             -------            -------
                                                   (In thousands)
     Financial instruments whose contract
      amounts represent credit risk:
       Commitments to extend credit          $98,481            $66,703
       Standby letters of credit              20,362             20,162

15.  LOAN SERVICING
     --------------

     Mortgage and installment loans serviced for others are not recorded on New South's books and, accordingly, are not reflected in the accompanying financial statements. New South is obligated to service the unpaid principal balances of these loans. New South has entered into a subservicing agreement with Collateral to service the majority of these mortgage loans for New South.

     Collateral, as a subservicer for all FHA/VA loans, is required to advance, from its own funds, escrow and foreclosure costs on the loans it services. Portions of these advances are not recoverable for loans serviced for the Government National Mortgage Association ("GNMA"). New South reimburses Collateral for any of the nonrecoverable losses as part of the subservicing agreement. The average GNMA FHA/VA loss resulting from these advances and relating to loans that subsequently went into foreclosure amounted to approximately $2,300 per loan in 1998, $850 per loan in 1997 and $400 per loan in 1996. Total losses of this nature for 1998, 1997 and 1996 amounted to $89,000, $71,000 and $34,000, respectively.

     The outstanding mortgage and installment loan amounts serviced for others as of December 31, 1998 and 1997 are summarized below:

                                                   1998       1997
                                                 --------   --------
                                                   (In thousands)
     Government National Mortgage Association    $336,427   $261,581
     Federal Home Loan Mortgage Corporation       696,194    386,543
     Federal National Mortgage Association        122,401     88,038
     Other investors                              332,598    263,451

     Custodial escrow balances maintained in connection with loan servicing were approximately $5,837,000 at December 31, 1998 and $3,253,000 at December 31, 1997.

     New South sold approximately $125,000,000 of consumer auto loans during 1998, $23,000,000 in 1997 and $50,000,000 in 1996, retaining the servicing on these loans. The outstanding loan amounts serviced on consumer auto loans at December 31, 1998 and 1997 were $162,860,000 and $70,357,000, respectively.

     During 1998 and 1997, the Bank recorded OMSRs of $6,295,000 and $939,000, respectively. Amortization related to these servicing rights amounted to $524,000 for 1998 and $28,000 for 1997,

     --------------

respectively. The fair value of OMSRs at December 31, 1998 and 1997 amounted to $10,951,000 and $968,000. Based on New South's analysis, there was no impairment of OMSRs at December 31, 1998 or 1997. Prior to 1997, New South had no OMSRs as they were recorded at a related company, Collateral Mortgage, Ltd. (See Note 16.)

     The balances of unamortized Purchased Mortgage Servicing Rights ("PMSRs") from the acquisition of servicing agreements with third parties were $359,000 and $470,000 at December 31, 1998 and 1997. No purchased mortgage servicing rights were capitalized during 1998, 1997, or 1996. The amounts amortized during 1998, 1997 and 1996 were $111,000, $76,000 and $96,000, respectively.

16.  RELATED PARTY TRANSACTIONS
     --------------------------

     Due to the nature of their businesses, the daily operations of New South and Collateral Mortgage, Ltd. ("Collateral"), an affiliate, are closely involved operationally. Management, systems, and facilities are shared, and, accordingly, there are numerous intercompany transactions. Management monitors all activity to ensure that all transactions are made in a fair and equitable manner to both New South and Collateral. Management fees paid to Collateral during 1996 amounted to $1,704,000. Senior management and other support functions, for which these fees were assessed and which had previously been a part of Collateral, transferred to New South during 1997. As a result, New South collected $971,000 and $222,000 in management fees from Collateral in 1998 and 1997, respectively. Additionally, management fees were received during 1998, 1997, and 1996 in the amounts of $64,000, $60,000 and $60,000 from Triad Guaranty Insurance Corporation, an affiliate, for services provided. These fees are due quarterly and bear no interest.

     In connection with its loan servicing activities, Collateral is required to maintain escrow accounts as trustee for investors and mortgagors. At December 31, 1998 and 1997, Collateral had on deposit with New South approximately $54,338,000 and $39,919,000, respectively, in noninterest bearing accounts.

     Collateral and its affiliates also maintain normal business checking and money market accounts at New South. At December 31, 1998 and 1997, these accounts totaled approximately $1,236,000 and $1,590,000, respectively.

     New South, prior to June 1997, purchased a portion of its mortgage loans from Collateral at cost. In addition, Collateral services these mortgage loans and subservices loans which New South is obligated to service for third party investors. Servicing fees paid to Collateral during 1998, 1997 and 1996 amounted to $4,480,000, $3,642,000 and $3,468,000, respectively. For an additional discussion of the subservicing agreement with Collateral, see Note 15.

     New South purchased $55,831,000 and $106,269,000 in mortgage loans from Collateral during 1997 and 1996, respectively, and sold $20,571,000 and $20,561,000 in mortgage loans to Collateral during the same periods. During 1998, no mortgage loans were sold to or purchased from Collateral. All transactions were recorded at cost with no gains or losses.

     New South's Trust Department acts as document custodian for Collateral's mortgage banking activities, holding various securities on behalf of mortgage investors and warehousing banks. Management believes the fees received from Collateral for these services are comparable to those charged by third parties.

     --------------------------

     On December 31, 1998, New South sold a mobile home park acquired through foreclosure to Collateral Agency, Inc., an affiliate, and realized a gain of $203,000 on the transaction. In June 1997, New South sold an office rental property which had been acquired through foreclosure to Collateral Agency, Inc. The property was sold at market price, and New South realized a gain of $158,000 on the transaction.

     New South had $457,000 and $597,000 in loans outstanding to senior officers at December 31, 1998 and 1997, respectively. During 1998, there were no advances on loans to senior officers, and paydowns were $140,000.

     In July 1997, the loan production operations of the residential mortgage banking unit of Collateral were transferred into New South. As a result of this change, New South assumed responsibility for 39 residential loan production offices, associated employees, and related operating lease obligations. Under the terms of an agreement with Collateral, a fee is payable semi-annually in installments over a three year period based on a decreasing percentage (.35% to
 .10%) of the aggregate original principal balances of certain residential mortgage loans originated by New South through June 30, 2000. The fee for the period July 1, 1997 through December 31, 1997 was $891,000; the fee for 1998 was $2,305,000. In 1998 and 1997, New South paid $622,000 and $316,000, respectively, to Collateral for the use of furniture and equipment in the origination and support areas.

     In September 1998, New South entered into a joint venture with a developer. In accordance with the agreement, the joint venture will originate residential mortgage loans which will subsequently be purchased by New South at market. During 1998, New South purchased $810,000 of residential mortgage loans from the joint venture.

17.  PARENT ONLY FINANCIAL INFORMATION
     ---------------------------------

     Financial information and operating results for New South Bancshares, Inc., parent only, is presented at December 31, 1998 and 1997 as follows:

                                                                     1998           1997
                                                                    -------       -------
                                                                     (In thousands)
BALANCE SHEETS:
--------------
  Assets:
      Cash                                                          $    52       $    81
      Investment in subsidiaries:
        New South Federal Savings Bank                               81,166        62,090
        Collateral Agency of Texas                                      189           194
      Other Assets                                                    1,561             1
                                                                    -------       -------
        Total Assets                                                $82,968       $62,366
                                                                    =======       =======

  Liabilities:
      Note payable                                                  $     0       $10,000
      Guaranteed preferred beneficial interests in the Company's
        subordinated debentures                                      34,500             0
      Accrued expenses and other liabilities                              0             6
      Accounts payable-intercompany                                      28            46
                                                                    -------       -------
        Total Liabilities                                            34,528        10,052
                                                                    -------       -------

   Shareholders' Equity:
      Common stock                                                    1,250         1,377
      Surplus                                                        29,230        38,896
      Retained earnings                                              17,909        11,172
      Other comprehensive income                                         51           869
                                                                    -------       -------
        Total Shareholders' Equity                                   48,440        52,314
                                                                    -------       -------
        Total Liabilities and Shareholders' Equity                  $82,968       $62,366
                                                                    =======       =======

     ---------------------------------

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                  1998        1997      1996
                                                               -----------  --------  --------
                                                                      (In thousands)
INCOME STATEMENTS:
-----------------
Income:
 Dividends from subsidiaries                                     $    900   $ 1,125   $ 2,500
 Interest on other short-term investments                             175         8        20
 Other income                                                           0        10         0
                                                                 --------   -------   -------
       Total Income                                                 1,075     1,143     2,520

Expenses:
 Interest on note payable                                             366       779       719
 Interest expense on guaranteed preferred beneficial
     interests in the Company's subordinated debentures             1,573         0         0
Other expense                                                         114        46        35
                                                                 --------   -------   -------
       Total Expenses                                               2,053       825       754
                                                                 --------   -------   -------

Income/(loss) before equity in undistributed earnings
     of subsidiaries                                                 (978)      318     1,766

Equity in undistributed earnings of subsidiaries                    7,715     4,398       796
                                                                 --------   -------   -------
       Net Income                                                $  6,737   $ 4,716   $ 2,562
                                                                 ========   =======   =======

STATEMENTS OF CASH FLOW:
-----------------------
Operating activities:
 Net income                                                      $  6,737   $ 4,716   $ 2,562
 Equity in undistributed earnings of subsidiaries                  (7,715)   (4,398)     (796)
 (Increase)/decrease in other assets                               (1,560)        0         1
 (Decrease)/increase in other payables                                 (6)        0         2
 (Decrease)/increase in intercompany payables                         (18)       36        10
                                                                 --------   -------   -------
     Net Cash Provided by/(Used in) Operating Activities           (2,562)      354     1,779

Investing activities:
 Capital contributions to Subsidiaries                            (12,174)     (194)   (2,000)
                                                                 --------   -------   -------
     Net Cash Used in Investing Activities                        (12,174)     (194)   (2,000)

Financing activities:
 Repayment of notes payable                                       (10,000)        0         0
 Purchase and retirement of common stock                           (9,793)     (234)      (64)
 Issue of Guaranteed preferred beneficial interests in
 the Company's subordinated debentures                             34,500         0         0
                                                                 --------   -------   -------
     Net Cash Provided by/(Used in) Financing Activities           14,707      (234)      (64)

     Net decrease in cash and cash equivalents                        (29)      (74)     (285)
     Cash and Cash equivalents at beginning of year                    81       155       440
                                                                 --------   -------   -------
     Cash and Cash Equivalents at End of Year                    $     52   $    81   $   155
                                                                 ========   =======   =======

18.  CONTINGENCIES
     -------------

     Various legal proceedings are pending against New South. Some of the proceedings are class action lawsuits and seek relief on alleged damages that are substantial. In each case, a class has not been certified. These actions arise in the ordinary course of New South's business and include actions relating to its lending and servicing activities. Some of these issues are complex and for other reasons, it may take a number of years to resolve the actions. Although the outcome of any litigation cannot be predicted with certainty, management considers that any potential liability resulting from the proceedings would not have a material adverse impact on the financial condition of New South.

19.  SUBSEQUENT EVENTS
     -----------------

Sub Chapter S

     Effective January 1, 1999, the Company elected S corporation status. Corporations which elect to be taxed as an S corporation under the Internal Revenue Code are generally not subject to corporate taxation. Profits and losses flow through to the S corporation stockholders directly in proportion to their per share ownership in the entity. Accordingly, stockholders will be required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes. Due to the S corporation election, the Company will charge off $1,244,000 in deferred tax assets in the first quarter of 1999.

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

Servicing Transfer

     Effective January 1, 1999, the Collateral servicing operations, and all of the related employees, were transferred to New South. As a result of this transfer, New South assumed responsibility for a $4,723,709,000 loan servicing portfolio, of which New South owns the servicing rights for $2,333,584,000 of this portfolio. Under the terms of the transfer, New South also purchased the net assets related to the servicing operations at net book value, which totaled $220,000.

Avondale Funding Corporation

     On February 17, 1999, New South entered into an Asset Purchase Agreement (the "Agreement") to acquire the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"). Avondale originated first and second lien residential mortgages and home equity lines of credit through an established network of brokers and correspondents, where the application and approval process occurred primarily over the Internet through the use of customized loan underwriting software.

     -----------------

Avondale Funding Corporation, continued

Under the terms of the Agreement, New South issued a promissory note (the "Note") in the amount of $1,947,000 to AFSB as consideration for the purchased assets. Interest on the note accrues at 6% annually. Under the terms of the Note, New South is to make quarterly payments of principal and interest to AFSB equal to 20 basis points of both the aggregate original principal balance of all mortgage loans originated and the outstanding balance of all home equity lines of credit originated through the purchased systems subsequent to the purchase by New South. Payments are to be made on the tenth day of April, July, October, and January, with the first payment beginning on April 10, 1999, and, unless the
Note is repaid in full earlier, the final balance outstanding is to be paid on January 10, 2000. During the first year of the Note, the obligation to pay is without recourse to New South. In accordance with the Agreement, New South shall also be assigned the rights and obligations of any outstanding contracts, leases, software license agreements, and any other contractual agreements in existence at the purchase date relating to the purchased assets.

     Concurrent with the purchase of the assets, New South organized a wholly-owned subsidiary, Avondale Funding Corporation, in which it intends to hold the purchased assets and continue to operate the national mortgage origination business.

20.  SEGMENT REPORTING
     -----------------

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998. Reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management. The accounting policies for each segment are the same as those used by the Company as described in Note 1 - Significant Accounting Policies.

     Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. Residential Mortgage Banking and Automobile Lending sell permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sells, securitizes, or retains the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans are retained by the originating unit, which is credited with the interest income generated by those loans. The originating unit pays a market-based funds-use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the three reportable segments of the Company are included in the following table.

                                                           FOR THE YEAR ENDED DECEMBER 31, 1998
                                           -------------------------------------------------------------------
                                              RESIDENTIAL     AUTOMOBILE    PORTFOLIO
                                           MORTGAGE BANKING     LENDING    MANAGEMENT    OTHER    CONSOLIDATED
                                           -----------------  -----------  -----------  --------  ------------
                                                                     (IN THOUSANDS)
Interest Income                               $   14,461        $  486     $ 67,677     $   627    $   83,251
Interest expense                                     475            27       51,507        (177)       51,832
Intra-Company funds/use (charge)/credit           (8,657)         (192)       9,027        (178)            0
Provision for loan losses                              0             0        3,944           0         3,944
Noninterest income                                29,690           913          313       2,187        33,103
Noninterest expense                               33,237         5,522        3,130       6,864        48,753
Intra-company loan service fees                    1,130         1,045       (2,175)          0             0
Effects of intra-company loan sales                3,714         2,685       (6,399)          0             0
                                              ---------------------------------------------------------------
Net income before income taxes                     6,626          (612)       9,862      (4,051)       11,825
Provision for income taxes                         2,877          (266)       4,281      (1,804)        5,088
                                              ---------------------------------------------------------------
  Net Income after income taxes               $    3,749        $ (346)    $  5,580     $(2,247)   $    6,737
                                              ===============================================================

Depreciation and amortization (net)           $    1,249        $  262     $    668     $   271    $    2,450
Total assets                                     301,131         8,178      747,620      85,693     1,142,622
Capital expenditures                               1,610           427            0       4,062         6,099

     Due to the Transfer of the 39 residential mortgage production branches, along with the related support operations and executive management, presentation of comparable information for the periods ended December 31, 1997 and December 31, 1996 is not practicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Company's Board of Directors ("Board of Directors") is divided into three classes, and each of the Company's five directors is elected into one of these three classes to hold office for a term of three years or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board of Directors and directors are elected in the annual meeting of stockholders. The directors, executive officers and other key employees of the Company and their ages as of March 31, 1999, are as follows:

Name                                                        Age     Position
----                                                        ---     --------
DIRECTORS ELECTED TO SERVE UNTIL ANNUAL MEETING IN 2000 (CLASS I)
     William T. Ratliff, Jr.                                 74     Director and Vice President of the Company;
                                                                    Director of New South

DIRECTOR ELECTED TO SERVE UNTIL ANNUAL MEETING IN 2001 (CLASS II)
     J.K.V. Ratliff                                          69     Director and Vice President of the Company

DIRECTOR ELECTED TO SERVE UNTIL ANNUAL MEETING IN 1999 (CLASS III)
     William T. Ratliff, III                                 45     Chairman of the Board and President of the Company;

                                                                    Chairman of the Board and Chief Executive Officer of New South

     Robert M. Couch                                         41     Director and Executive Vice President of the Company;
                                                                    Director, President and Chief
                                                                    Operating Officer of New South

     David W. Whitehurst                                     49     Director of the Company and New South

EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS
     Suzanne H. Moore                                        43     Vice President and Controller of the Company and New South
     David E. Mewbourne                                      49     Executive Vice President of New South
     Roger D. Murphree                                       52     Senior Vice President of New South
     David A. Roberts                                        45     Director and Senior Vice President of New South
     Larry A. Nelson                                         49     Senior Vice President of New South
     Lizabeth R. Nichols                                     43     Vice President of the Company and Senior Vice President
                                                                    and General Counsel of New South

     The business experience of each of the persons named above during the past five years is discussed below.

     Mr. William T. Ratliff, Jr. has been a Director and Vice President of the Company since its organization in 1994. He has been a Director of New South since its organization in 1985. He served as Chief Executive Officer of Collateral (or its predecessor Collateral investment Company) for 31 years until 1986. Mr. Ratliff, Jr. is the father of Mr. Ratliff, III, the Chairman and President of the Company, and the brother of Mr. J.K.V. Ratliff, a Director and Vice President of the Company.

     Mr. J.K.V. Ratliff has been a Director and Vice President of the Company since its organization in 1994. He has been a director and Vice President of Collat, Inc., an affiliate, since 1986. Mr. J.K.V. Ratliff has been Assistant to the President and a Director of Collateral Agency, Inc., an affiliate, since its inception in 1956. Mr. Ratliff has also served as a director and Vice President of Collateral Investment Corp., an affiliate, since September 1990. Mr. J.K.V. Ratliff is the brother of Mr. Ratliff, Jr., a Director and Vice President of the Company, and the uncle of Mr. Ratliff, III, the Chairman and President of the Company.

     Mr. William T. Ratliff, III has been President and a Director of the Company since its organization in October 1994 and Chairman of the Board and Chief Executive Officer of New South since 1985. Mr. Ratliff, III, has been the Chairman of the Board of Triad Guaranty, Inc., an affiliate, since its inception in 1993 and Chairman of the Board of Triad Guaranty

Insurance Corporation, an affiliate, since 1989. He has been President of Collateral Investment Corp., an affiliate, since 1990 and was President and an individual General Partner of Collateral from 1987 to 1995. From March 1994 until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., an affiliate. He served as Executive Vice President of Southwide Life Insurance Corp., an affiliate, from 1986 to 1993. Mr. Ratliff, III joined Collateral in 1981. Mr. Ratliff, III is the son of Mr. Ratliff, Jr., a Director and Vice President of the Company, and the nephew of Mr. J.K.V. Ratliff, a Director and Vice President of the Company.

     Mr. Robert M. Couch has been Executive Vice President of the Company since 1994, and a Director since July 1998. Mr. Couch is responsible for the day-to-day operations of the Company. He has been President and Chief Operating Officer of New South since June 1997 and a Director since January 1995. From March 1995 to June 1997, he served as Vice Chairman of New South. From August 1995 to present, Mr. Couch has been President of Collateral. From October 1993 to August 1995, Mr. Couch served as Executive Vice President of Collateral.

     Mr. David W. Whitehurst has been a Director of the Company since July of 1998. He has been Executive Vice President, Chief Financial Officer, Treasurer and a Director of Triad Guaranty, Inc. since 1993, and served as Secretary of Triad Guaranty, Inc. from 1993 until 1996. Mr. Whitehurst has also been a Vice President and Director of Triad Guaranty, Inc. since 1989, Executive Vice President of CIC since 1995 (Vice President from 1990 to 1995), was Chief Financial Officer of CIC from 1990 through 1995, was Executive Vice President of Southwide Life Insurance Corp. from 1992 until 1996 and has been a director of New South since 1989. Since January 1997, Mr. Whitehurst has been the President, Treasurer and a Director of Southland National Insurance Corp. and its subsidiaries, all of which are affiliates. Mr. Whitehurst joined Collateral in 1989 and served as Vice President of Collateral and its affiliates until 1992, when he began devoting all of his time to CIC and its affiliates.

     Ms. Suzanne H. Moore has been Executive Vice President and Controller of the Company, New South and Collateral since September 1997. From April 1989 to August 1997, Ms. Moore served as Vice President and Controller of NationsBank Commercial Corporation, a factoring company, after serving in various financial positions with NationsBank since 1976.

     Mr. David E. Mewbourne has been Executive Vice President of New South since July 1997. Mr. Mewbourne is responsible for the day to day operations of residential mortgage loan production, underwriting and servicing. From 1995 to June 1997, he was Senior Vice President of New South. Mr. Mewbourne has been Senior Vice President of Collateral, since March 1, 1995. From June 1987 to March 1995, he served as Executive Vice President of AmSouth Mortgage Company.

     Mr. Roger D. Murphree has been Senior Vice President of New South since December 1997. Mr. Murphree is responsible for secondary marketing sales, securitizations, and portfolio trading for the Company. From 1995 to December 1997, he served as Vice President of New South. Mr. Murphree has been employed by New South since 1985. Mr. Murphree has served as Senior Vice President of Collateral since June 1995.

     Mr. David A. Roberts has been a Director of New South since September 1997 and Senior Vice President since July 1997. Mr. Roberts is responsible for New South's commercial real estate lending activities. Mr. Roberts has also served as Executive Vice President and Chief Operating Officer of Collateral since August 1997. From February 1995 to July 1997, he served as Senior Vice President of Collateral. From June 1990 to February 1995, he served as Vice President of Collateral.

     Mr. Larry A. Nelson has been Senior Vice President of New South since December 1997. Mr. Nelson is responsible for the day-to-day operations of installment (automobile) lending. From 1989 to 1997, he served as Vice President of New South.

     Ms. Lizabeth R. Nichols has been Vice President of the Company since August 1998 and has been Senior Vice President and General Counsel of New South since November 1998. From February 1998 to November 1998 Ms. Nichols served as Vice President and General Counsel. From January 1997 to January 1998, Ms. Nichols served as Vice President and Legal Counsel of New South. Ms. Nichols has served as Vice President of Collateral since January 1997. From October 1993 to September 1996, Ms. Nichols was Vice President and Associate General Counsel of Protective Life Corporation, an insurance holding company and was an employee until January 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation earned by the named Executive Officers of New South during the fiscal year ended December 31, 1998.

                          SUMMARY COMPENSATION TABLE

Name and                                                        All other
Principal Position                        Salary     Bonus    Compensation(1)
------------------                        ------     -----    ---------------
William T. Ratliff, III
     President of the Company........... $127,000    $225,000   0
Robert M. Couch
     Executive Vice President of the
      Company...........................  216,000(2)  180,000   0
David E. Mewbourne
     Executive Vice President of New
      South.............................  190,000     150,000   0
Roger D. Murphree
     Senior Vice President of New South    98,916      35,030   0
Lizabeth R. Nichols
     Vice President of Company..........   89,583      35,096   0

____________________
(1) Does not include amounts contributed by the Company to the Executive Officer's 401(k) plan, the maximum amount which will be contributed to one individual is $7,410.34.
(2) Includes $39,600 reimbursed by Collateral under the Administrative Services Agreement (as defined herein) for services rendered by Mr. Couch to Collateral. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 1, 1999 (unless otherwise noted) with respect to (i) persons the Company believes to be the beneficial owners of 5% or more of the Company's common stock, (ii) each current director and each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all directors and executive officers of the Company, as a group:

                                                             AMOUNT AND NATURE OF                   PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP(1)            BENEFICIALLY OWNED(1)
------------------------------------                        -----------------------            ---------------------
Mary R. Johnson-Butterworth
     4731 Old Leeds Road
  Birmingham, Alabama  35213...........................             104,088(2)                       8.29%

W.T. Ratliff, Jr.
     2621 Altadena Road
  Birmingham, Alabama  35243...........................             258,953                         20.62%

J.K.V. Ratliff
     46 Greenway Road
  Birmingham, Alabama  35213...........................             180,507                         14.38%

William T. Ratliff, III
     3944 Forest Glen Drive
  Birmingham, Alabama  35213...........................             135,543(3)                      10.80%

Amelie L. Ratliff
     5 Fuller Street, #1
  Brookline, Massachusetts  02446-2452.................              98,860                          7.87%

Daniel T. Ratliff
     31315 Pine Run Drive
     Ono Island
  Orange Beach, Alabama  36561.........................             108,590(4)                       8.65%

Carlton McCoy Ray
     9949 Southwind Drive
  Indianapolis, Indiana  46256.........................              98,360                          7.83%

Thomas E. Gester
     3020 Briarcliff Road
  Birmingham, Alabama  35223...........................               1,000                             *

Robert M. Couch
     8 Club View Drive
  Birmingham, Alabama  35223...........................            5,347.60                             *

All current directors and executive officers as a group
(11 individuals)                                                 991,248.60                         78.95%

_______________________
*    Less than one percent
(1) Unless otherwise indicated, the persons named above have the sole power to vote or direct the voting and to dispose or direct the disposition of any security.
(2) Includes 5,115 shares held by Mrs. Johnson-Butterworth as custodian for the benefit of her minor children.
(3) Includes 22,271 shares held by Mr. Ratliff, III as custodian for the benefit of his minor children, nieces and nephews.
(4) Includes 10,230 shares held by Mr. Daniel T. Ratliff as custodian for the benefit of his minor children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliated corporations and limited partnerships in which Messrs. Ratliff, Jr., J.K.V. Ratliff and Ratliff, III are majority owners have been customers of New South in the ordinary course of business. These affiliated corporations and limited partnerships include Collateral, Safemate Life Insurance Company, Collateral Agency, Inc., Triad Guaranty, Inc., and Southland National Insurance Corporation. Outside of normal customer relationships, no directors or officers of the Company, no stockholders holding over five percent (5%) of the Company's voting securities, and no corporations or limited partnerships with which such persons or entities were associated, maintain or have maintained since December 31, 1997, any significant business or personal relationship with the Company or New South, except as described below. The terms of each of the transactions presented herein are similar to those that could have been obtained through negotiations with unaffiliated third parties.

     Transfer. New South assumed 39 residential loan production offices, associated employees, and related assets and liabilities from Collateral in July 1997 under the terms of two separate agreements. As a result of the Transfer, New South added approximately 300 employees to its payroll, with associated increases of expenses of $8.6 million. In connection with the Transfer, New South agreed to make semi-annual payments to Collateral through June 30, 2000 based on a percentage of the aggregate principal balance of all residential mortgage loans originated through the 39 loan production offices. The percentage for the twelve month periods ending June 30, 1998, 1999, and 2000 are 0.35%, 0.20% and 0.10% respectively. During 1998 these fees totaled $2.3 million. In addition, New South paid Collateral $622,000 during 1998 under the terms of a Lease Agreement effective July 1, 1997 for the furniture and fixtures associated with the 39 loan production offices.

     Subservicing Agreement.   New South has entered into a Subservicing
Agreement with Collateral to service certain conforming residential mortgage loans for New South. The Subservicing Agreement has an indefinite term but may be terminated by New South with 60 days notice, provided New South pays Collateral a penalty equal to 1% of the aggregate amount of servicing outstanding on the date of termination. Collateral has the right to terminate the Subservicing Agreement with 30 days notice without penalty. Under the terms of the Subservicing Agreement, New South is required to reimburse Collateral for any non-recoverable losses. New South paid Collateral $4.5 million in fees under the Subservicing Agreement in 1998. This Subservicing Agreement with Collateral was terminated on December 31, 1998.

     Trust and Banking Services.   New South's Trust Department acts as document
custodian under the terms of a Custodial Agreement dated December 30, 1990 and Safekeeping Agreement dated April 12, 1994 for certain of Collateral's mortgage banking activities. Under the terms of the Custodial Agreement, New South serves as custodian of documents evidencing and relating to mortgages to be pooled under contracted agreements associated with GNMA, FNMA and FHLMC mortgage backed securities programs. The fees payable under the Custodial Agreement are calculated on a per file basis. The Custodial Agreement may be terminated by either party with 30 days prior notice. Under the Safekeeping Agreement, New South serves as custodian for safekeeping certain commercial real estate loan files. The Safekeeping Agreement is for an indefinite term, and may be terminated by either party with 30 days notice. The fees to be paid to New South under the Safekeeping Agreement are calculated on a per file basis. New South received $191,000 in fees from Collateral in 1998 for custodial and safekeeping services.

     Collateral maintains deposits with New South in the normal course of business. At December 31, 1998, these deposits totaled $54.3 million in noninterest bearing accounts under escrow accounts for Collateral as trustee for certain investors and mortgagors. Collateral and its affiliates also maintain business checking and money market accounts at New South. At December 31, 1998, amounts totaling approximately $1.2 million were maintained in such accounts at New South in the normal course of business.

     Lease Agreements. New South leases furnished office space from certain affiliates. Under the terms of two Commercial Lease Agreements, New South paid Collateral $566,000 in rent for lease of office space at 2000 Crestwood Boulevard, 1900 Crestwood Boulevard, and the Southwide Life Building during 1998. The Commercial Lease Agreements are each for terms of one year and are automatically renewable. Either party may terminate same with sixty days notice.

     Administrative Services Agreement. New South provides data processing, legal, management, corporate accounting, human resources, mail, telecommunications and public relations services to certain affiliated companies under the terms of an Agreement for Administrative Services effective January 1, 1991 (the "Administrative Services Agreement"). The Administrative Services Agreement is for a term of one year, and is automatically renewable. The Administrative Services Agreement may be terminated by any party with sixty days notice. Administrative services are provided at actual costs, with fees being due quarterly. Amounts payable from Collateral under this Administrative Services Agreement in 1998 were $971,000. The percentage allocation of New South's total operating costs assessed each affiliate for these services are indicated below.

                                   CORPORATE       DATA      MAIL   COMPLIANCE     HUMAN      PUBLIC     TELECOM-
                                   ACCOUNTING   PROCESSING   ROOM     /LEGAL     RESOURCES   RELATIONS   MUNICATIONS
                                   ----------   ----------   ----   ----------   ---------   ---------   -----------
Collateral Mortgage, Ltd.........      25%          20%       20%        5%          15%         25%          16%
Safemate Life Insurance Company..       0            0         0         0            1           0            0
Collateral Agency, Inc...........       5           10         5         0            2           0            2
Triad Guaranty Inc...............       0            0         0         0            0           0            0
Southland National Insurance
     Corporation.................       0            0         0        20            5           0            0

     Executive officers of New South also serve as executive officers and/or directors of one or more affiliate companies. Certain compensation allocations are made as to certain individuals' time devoted to duties as an executive officer of New South and its affiliates, and New South receives reimbursement for compensation paid to such executive officers which is allocable to these other affiliates. Of the amounts of compensation shown in the Summary Compensation Table approximately 60% of Mr. Couch's total compensation is attributable to services performed for or on behalf of New South.

     Investment Advisory Agreements. In 1998, Collateral received fees of $253,700 and $15,500, respectively, from Triad Guaranty Insurance Corporation and Southland National Insurance Corporation under the terms of Investment Advisory Agreements dated January 1, 1996. These Agreements have an indefinite term and may be terminated by either party with 60 days notice. For investment advisory services rendered, Collateral receives a fee based on the value of the assets actively managed. Collateral's advisory services are provided by New South personnel in the Capital Markets department who also serve as officers of Collateral. Approximately 20% of New South's Capital Markets department time is expended on these investment advisory services.

     Real Estate Purchase Agreement. New South sold a mobile home park to Collateral Agency, Inc., an affiliate, for a purchase price of $800,000 in 1998. New South realized a gain of $203,000 on the transaction.

     Other. In September 1998, New South entered into a joint venture with a developer to form DPH Mortgage, Ltd. ("DPH"). In accordance with the agreement, DPH will originate residential mortgage loans which will subsequently be purchased by New South at fair market value. During 1998, New South purchased $810,000 of residential mortgage loans from DPH.

INDEBTEDNESS OF MANAGEMENT

     Certain directions and executive officers of New South and its affiliates are currently indebted to New South for mortgage loans. These loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements (Item 8)

     2.   Financial Statement Schedules (see index annexed)

     3.   Exhibits:

          The exhibits listed in the Exhibit Index on page 23 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(b)  Reports on Form 8-K:

          A Report on Form 8-K was filed by the Company on October 13, 1998 regarding the Company's change in accountants. No financial statements were filed with this Report.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW SOUTH BANCSHARES, INC.

                                    /s/ Robert M. Couch
                                    -----------------------------------
                                    By:  Robert M. Couch
                                         Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



            SIGNATURE            CAPACITY IN WHICH                    DATE
                                       SIGNED

                              Chairman and President             March 31, 1999
-------------------------
William T. Ratliff, III *

/s/ Robert M. Couch           Director and Executive Vice        March 31, 1999
-------------------------     President
Robert M. Couch

/s/ Suzanne H. Moore          Vice President (Controller)        March 31, 1999
-------------------------
Suzanne H. Moore

                              Director and Vice President        March 31, 1999
-------------------------
William T. Ratliff, Jr. *

                              Director and Vice President        March 31, 1999
-------------------------
J. K. V. Ratliff *

                              Director                           March 31, 1999
-------------------------
David W. Whitehurst*


* Lizabeth R. Nichols hereby signs this Report on March 31, 1999 on behalf of each of the indicated persons for whom she is attorney-in-fact pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                        /s/ Lizabeth R. Nichols
                                                        ------------------------
                                                        Lizabeth R. Nichols
                                                        Attorney-In-Fact

                               INDEX TO EXHIBITS


EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ----------------------

       *1.1  Form of Underwriting Agreement
       *3.1  Certificate of Incorporation of New South Bancshares, Inc.
       *3.2  By-Laws of New South Bancshares, Inc.
       *4.1  Certificate of Trust of New South Capital Trust I
       *4.2  Initial Trust Agreement of New South Capital Trust I
      **4.3  Form of Junior Subordinated Indenture between the Company and
             Bankers Trust Company, as Debenture Trustee
      **4.4  Form of Amended and Restated Trust Agreement of New South Capital
             Trust I
      **4.5  Form of Preferred Security Certificate for New South Capital Trust
             I (included as Exhibit A-1 of Exhibit 4.4)
       *4.6  Form of Guarantee Agreement for New South Capital Trust I
      **5.1  Opinion of Balch & Bingham LLP as to legality of the Junior
             Subordinated Debentures and the Guarantees to be issued by the
             Company
      **5.2  Opinion of Richards, Layton & Finger, P.A. as to legality of the
             Preferred Securities to be issued by New South Capital Trust I
     ***8.1  Opinion and consent of Balch S& Bingham LLP regarding certain federal income tax matters
     **10.1  Asset Purchase Agreement dated July 1, 1997
     **10.2  Lease Agreement dated July 1, 1997
     **10.3  Sub Servicing Agreement dated December 31, 1986
     **10.4  Loan/Mortgage -- Securities Master Participation Agreement dated
             March 30, 1988
     **10.5  Commercial Lease Agreement dated April 20, 1993
     **10.6  Commercial Lease Agreement dated January 1, 1998
     **10.7  Administrative Services Agreement dated January 1, 1991
     **10.8  Real Estate Purchase Agreement dated June 6, 1997
     **10.9  Loan Participation Agreement dated November 25, 1997
    ***10.10 Stock Purchase Agreement dated December 31, 1997
     **12.1  Computation of ratio of earnings to fixed charges
   ****16    Letter from Ernst & Young, LLP
      *21.1  List of Subsidiaries of New South Bancshares, Inc.
    ***23.2  Consent of Balch & Bingham (included in the opinion in Exhibit 8.1)
     **23.3  Consent of Richards, Layton & Finger, P.A. (included in the opinion in Exhibit 5.2)
       24.1  Power of Attorney
     **25.1  Form T-1 Statement of Eligibility of Bankers Trust Company to act
             as trustee under (i) the Junior Subordinated Indenture (ii) the Amended and Restated Trust Agreement of New South Capital Trust I and (iii) the Guarantee for the benefit of the holders of Preferred
             Securities of New South Capital Trust I
       27.1  Financial Data Schedule


---------------------
* Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
*** Filed with Amendment No. 2 to the Registration Statement of Form S-1, filed My 26, 1998
****   Filed with Amendment to Form 8-K, filed November 19, 1998