Form 10-Q
period 1999-03-31
NEW SOUTH BANCSHARES INC
filed 1999-05-17
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                            ----------------------

                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                            ----------------------

For the Quarterly Period Ended March 31, 1999   Commission file number 333-49459


                           New South Bancshares, Inc.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

--------------------------------------------------------------------------------

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


Yes   X    No
    ----      ----

                          NEW SOUTH BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX


Part I.   Financial Information                                        Page
                                                                       ----
Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheet - March 31, 1999 and
                  December 31, 1998......................................2

               Consolidated Income Statement - Three months ended
                  March 31, 1999 and March 31, 1998......................3

               Consolidated Statement of Cash Flow - Three months
                  ended March 31, 1999...................................4

               Notes to Consolidated Financial Statements................5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................8

Part II.  Other Information

          Item 1.    Legal Proceedings..................................15

          Item 5.    Other Information..................................15

          Item 6.    Exhibits and Reports on Form 8-K...................15

Signatures..............................................................16

Exhibit Index...........................................................17

                           NEW SOUTH BANSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,         December 31,
                                                                          ------------------   ----------------
                                                                                1999                1998
                                                                          ------------------   ----------------
                                                                                       (In thousands)
ASSETS
Cash and due from banks                                                            $ 19,431           $ 66,905
Time deposits in other banks                                                            105                105
Investment securities available for sale                                            103,330            116,962
Loans held for sale                                                                 435,650            115,279
Loans, net of unearned income                                                       521,371            812,877
Allowance for loan losses                                                            (9,913)            (9,107)
                                                                          ------------------   ----------------
       Net loans                                                                    511,458            803,770
Premises and equipment, net                                                          10,057              7,860
Other assets                                                                         31,780             31,741
                                                                          ------------------   ----------------
           Total Assets                                                         $ 1,111,811        $ 1,142,622
                                                                          ==================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing                                                          $ 78,230           $ 73,873
      Interest bearing                                                              746,048            701,575
                                                                          ------------------   ----------------
         Total deposits                                                             824,278            775,448
Federal funds purchased and securities sold under
     agreements to repurchase                                                         3,000             68,800
Federal Home Loan Bank advances                                                     178,418            198,418
Notes payable                                                                         5,226                  -
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                         34,500             34,500
Accrued expenses, deferred revenue, and other liabilities                            15,984             17,016
                                                                          ------------------   ----------------
         Total Liabilities                                                        1,061,406          1,094,182

Shareholders' Equity:
    Common stock of $1.00 par value (authorized: 1.5 million shares;
          issued and outstanding: 1,255,537.1 at March 31, 1999 and
          1,250,189.5 at December 31, 1998)                                           1,256              1,250
    Surplus                                                                          29,475             29,230
    Retained earnings                                                                20,202             17,909
    Other comprehensive (loss)/income                                                  (528)                51
                                                                          ------------------   ----------------
         Total Shareholders' Equity                                                  50,405             48,440

                                                                          ==================   ================
           Total Liabilities and Shareholders' Equity                           $ 1,111,811        $ 1,142,622
                                                                          ==================   ================

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         --------------------------------
                                                                              1999              1998
                                                                         --------------   ---------------
                                                                               (In thousands, except
                                                                             except for per share data)
Interest Income:
    Interest on securities available for sale                                  $ 2,012           $ 3,696
    Interest on loans                                                           19,933            16,462
    Interest on other short-term investments                                       170               159
                                                                         --------------   ---------------
         Total Interest Income                                                  22,115            20,317

Interest Expense:
    Interest on deposits                                                        10,655             9,772
    Interest on federal funds purchased and securities sold
         under agreement to repurchase                                             401               744
    Interest on Federal Home Loan Bank advances                                  2,213             2,143
    Interest on notes payable                                                       39               199
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                     733                 -
                                                                         --------------   ---------------
         Total Interest Expense                                                 14,041            12,858

Net Interest Income                                                              8,074             7,459

     Provision for loan losses                                                   1,218               649
                                                                         --------------   ---------------

Net Interest Income After Provision for Loan Losses                              6,856             6,810

Noninterest Income:
    Loan administration income                                                   2,295             1,557
    Origination fees                                                             2,524             2,399
    (Loss)/gain on sale of investment securities available for sale               (770)             (221)
    Gain on sale of loans                                                        5,663             1,755
    Other income                                                                 1,123             1,179
                                                                         --------------   ---------------
         Total Noninterest Income                                               10,835             6,669

Noninterest Expense:
    Salaries and benefits                                                        8,398             6,043
    Net occupancy and equipment expense                                          1,058               931
    Loan servicing fees paid to affiliates                                         112               991
    Loss on loans serviced                                                         107               393
    Federal Deposit Insurance Corporation premiums                                 113               108
    Other expense                                                                4,000             2,994
                                                                         --------------   ---------------
         Total Noninterest Expense                                              13,788            11,460
                                                                         --------------   ---------------

Income Before Income Taxes                                                       3,903             2,019
    Income tax expense                                                           1,610               755
                                                                         --------------   ---------------

           Net Income                                                          $ 2,293           $ 1,264
                                                                         ==============   ===============

Weighted average shares outstanding                                              1,254             1,377
Earnings per share                                                             $  1.83           $  0.92


         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                           -----------------------------
                                                                                                1999            1998
                                                                                           --------------   ------------
                                                                                                   (In thousands)
Operating Activities:
Net income                                                                                    $    2,293     $    1,264
Adjustments to reconcile net income to net cash (used in) provided by operations
         Accretion of discounts and fees                                                             (92)          (114)
         Provision for loan losses                                                                 1,218            649
         Depreciation                                                                                366            149
         Loss on sale of investment securities available for sale                                    770            221
         Purchase of mortgage loans held for sale                                                      -           (718)
         Originations of mortgage loans held for sale                                           (209,880)      (239,084)
         Proceeds from the sale of mortgage loans held for sale                                  131,275         59,041
         Gain on sale of loans                                                                    (5,663)        (1,755)
         (Increase)/decrease in other assets                                                         538           (699)
         Increase in accrued expenses, deferred
             revenue and other liabilities                                                        (1,032)        (2,267)
                                                                                           --------------   ------------
                  Net Cash Used in Operating Activities                                          (80,207)      (183,313)

Investing Activities:
         Net decrease in time deposits in other banks                                                  -             95
         Proceeds from sales of investment securities available for sale                         130,112        162,238
         Proceeds from maturities and calls of investment securities
             available for sale                                                                   24,433         17,491
         Purchases of investment securities available for sale                                    (9,363)        (1,623)
         Net (increase)/decrease in loan portfolio                                               (77,814)        10,206
         Purchases of premises and equipment                                                      (2,577)          (351)
         Proceeds from sale of premises and equipment                                                 14              3
         Net investment in real estate owned                                                        (579)          (819)
                                                                                           --------------   ------------
                 Net Cash Provided by Investing Activities                                        64,226        187,240

Financing Activities:
         Net increase in noninterest bearing deposits                                              4,357         31,478
         Net increase in interest bearing deposits                                                44,473         36,599
         Net decrease in federal funds purchased and securities
            sold under agreements to repurchase                                                  (65,800)       (26,000)
         Net increase in note payable                                                              5,226              -
         Repayments of Federal Home Loan Bank Advances                                           (20,000)       (51,001)
         Net proceeds from the issuance of common stock                                              251              -
                                                                                           --------------   ------------
               Net Cash Used in by Financing Activities                                          (31,493)        (8,924)
                                                                                           --------------   ------------

Net decrease in cash and cash equivalents                                                        (47,474)        (4,997)
Cash and cash equivalents at beginning of period                                                  66,905         16,943
                                                                                           --------------   ------------
Cash and Cash Equivalents at End of Period                                                      $ 19,431        $11,946
                                                                                           ==============   ============

Supplemental information:
         Interest paid                                                                          $ 13,513        $12,718
         Income taxes paid                                                                      $    132        $   498



         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                       Three Months Ended March 31, 1999

1.   General

         The consolidated financial statements conform to generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income and were not material to the New South Bancshares, Inc.'s (the "Company" or "New South") balance sheet. The Company is the holding company of New South Federal Savings Bank (the "Bank"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Recent Accounting Pronouncements

Start-up Costs

         The AICPA has issued Statement of Position (SOP) 98-5 Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and the initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. Management does not believe that the adoption of this statement will have a material impact on the presentation of the Company's financial condition or results of operations.

3.   S Corporation Election

         Effective January 1, 1999, the Company elected S corporation status. Corporations which elect to be taxed as an S corporation under the Internal Revenue Code are generally not subject to corporate taxation. Profits and losses flow through to the S corporation stockholders directly in proportion to their per share ownership in the entity. Accordingly, stockholders are required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes. Due to the S corporation election, the Company charged off $1,189,000 in deferred tax assets in the first quarter of 1999.

         Typically S corporations declare dividends to stockholders in an amount sufficient to enable stockholders to pay the tax on any S corporation income included in the stockholder's individual income. These dividends are generally not subject to tax since they result from S corporation income on which stockholders have previously been taxed. While the Company presently intends to declare dividends in an amount sufficient to enable stockholders to pay income tax at the highest marginal federal, state and local income tax rate of any stockholder of the Company for the applicable period, since the Company is dependent on dividends from the Bank, there is no assurance that dividends to stockholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to stockholders; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to ensure the safety and soundness of the Bank and the Company.

4.   Servicing Transfer

         Effective January 1, 1999, the residential mortgage servicing operations, and all of the related employees of Collateral Mortgage, Ltd. ("Collateral"), an affiliate, were transferred to New South. As a result of this transfer, New South assumed responsibility for a $2.6 billion loan servicing portfolio, of which New South owns the servicing rights for $1.4 billion of this portfolio. Under the terms of the transfer, New South also purchased the net fixed assets related to the servicing operations at net book value, which totaled approximately $220,000.

5.   Avondale Funding Corporation

         On February 17, 1999, the Bank entered into an Asset Purchase Agreement (the "Agreement") to acquire the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"). Among other activities, AFSB originated first and second lien residential mortgages and home equity lines of credit through an established network of brokers and correspondents, where the application and approval process occurred primarily over the Internet through the use of customized loan underwriting software.

         Under the terms of the Agreement, the Bank issued a promissory note (the "Note") in the amount of $1,947,000 to AFSB as consideration for the purchased assets. Interest on the note accrues at 6% annually. Under the terms of the Note, the Bank is to make quarterly payments of principal and interest to AFSB equal to 20 basis points of both the aggregate original principal balance of all mortgage loans originated and the outstanding balance of all home equity lines of credit originated through the purchased systems subsequent to the purchase by the Bank. Payments are to be made on the tenth day of April, July, October, and January, with the first payment beginning on April 10, 1999, and, unless the Note is repaid in full earlier, the final balance outstanding is to be paid on January 10, 2000. During the first year of the Note, the obligation to pay is without recourse to the Bank. In accordance with the Agreement, the Bank was assigned the rights and obligations of all outstanding contracts, leases, software license agreements, and all other contractual agreements in existence at the purchase date relating to the purchased assets.

         Concurrent with the purchase of the assets, New South organized a wholly-owned subsidiary, Avondale Funding Corporation, in which it intends to hold the purchased assets and continue to operate the national mortgage origination business.

6.   Comprehensive Income

         The Company adopted SFAS No. 130 Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. The Company has classified all of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No. 115. As of March 31, 1999, the net unrealized loss on these securities was $528,000 compared to a net unrealized gain of $319,000 at March 31, 1998. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three month periods ended March 31, 1999 and 1998, the Company recognized a corresponding adjustment as a component of equity. Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss/gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three month period ended March 31, 1999 and 1998.

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                          1999         1998
                                                         ------       ------
Net income                                               $2,293       $1,264
Other comprehensive income (loss), net of tax:
   Unrealized loss on securities                           (579)        (550)
                                                         ------       ------
Comprehensive income                                     $1,714       $  714
                                                         ======       ======


7.   Segment Reporting
     -----------------
         The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998. Reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

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

                                                    Segment Reporting Analysis
                                             For the three months ended March 31, 1999
                                                           In thousands


                                                   -----------------------------------------------------------------------------
                                                     Residential         Automobile      Portfolio
                                                   Mortgage Banking       Lending        Management      Other      Consolidated
                                                   -----------------------------------------------------------------------------
Interest income                                           3,245              28            18,608          234         22,115
Interest expense                                            181              10            13,818           32         14,041
Intra-Company funds-use (charge)/credit                  (2,598)             (6)            2,664          (60)             0
Provision for loan loss                                       0               0             1,210            8          1,218
Noninterest income                                       11,391             313            (1,299)         430         10,835
Noninterest expense                                       8,940           1,449               825        2,574         13,788
Intra-company loan service fees                             215              65              (280)           0              0
Effects of intra-company loan sales                       1,717             387             2,104            0              0
  Net income before income taxes                          4,849            (672)            1,736       (2,010)         3,903
  Provision for income taxes                              1,800            (249)              644         (585)         1,610
    Net income after income taxes                         3,049            (423)            1,092       (1,425)         2,293

Depreciation and amortization (net)                         585              63               159           93            900
Total assets                                            253,395           7,894           820,262       30,260      1,111,811
Capital expenditures                                        528              21                 0        2,028          2,577


         Due to the information system constraints, presentation of comparable information for the period ended March 31, 1998 is not practicable.

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Basis of Presentation

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables, graphs, and financial statements included in this report should be considered an integral part of this analysis.

         The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at March 31, 1999 as compared to December 31, 1998, in addition to including an analysis of income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

Net Income and Key Performance Ratios
         New South reported net income of $2.3 million for the three months ended March 31, 1999, an 81.3% increase over net income of $1.3 million for the same period of 1998. On a per share basis, earnings were $1.83 and $.92, respectively, for the same periods. Year-to-date earnings resulted in an annualized return on average assets (ROA) of .80% and an annualized return on average equity (ROE) of 19.15% compared to .50% and 9.42%, respectively, for the same period of 1998.

Net Interest Income
         Net interest income for the three months ended March 31, 1999 was $8.1 million, an 8.2% increase over net interest income of $7.5 million for the same period in 1998. This increase is primarily attributable to an increase in the average earning asset base due to new loan originations, with the most significant increases occurring in the residential mortgage and consumer mortgage loan categories. Moreover, the Company benefited from a slight increase in the yield on most of its loan portfolio categories due to increases in market rates during the first quarter of 1999.

         The Company experienced a slight decrease on the cost of its average interest bearing liabilities during the quarter ended March 31, 1999. This decrease is primarily attributable to the Company lowering rates offered on its deposit accounts in anticipation of decreased funding needs due to increased loan sales, including a $440.0 million securitization and sale of mortgage loans which is anticipated to occur in the second quarter of 1999.

Noninterest Income and Noninterest Expenses
         Year-to-date noninterest income totaled $10.8 million at March 31, 1999 compared to $6.7 million for the same period in the prior year. The most significant component of this increase is attributable to an increase in the capitalization of originated mortgage servicing rights, which increased $3.9 million to $4.6 million for the three months ended March 31, 1999 compared to $681,000 for the same period in 1998. The increase in this category is due to the transfer of the servicing function from Collateral at January 1, 1999 (see footnote 4). Because of the transfer, New South is no longer required to pay a sub-servicing fee to

Collateral for the servicing of its residential mortgage loans. Accordingly, the inherent value of New South's servicing rights have increased and New South changed its net capitalization factor from 85 basis points to 120 basis points. The increase in this factor, coupled with increased sales of residential mortgage loans, has contributed to the significant increase in the capitalization of originated mortgage servicing rights.

         Year-to-date noninterest expenses totaled $13.8 million at March 31, 1999, a $2.3 million, or 20.3%, increase compared to $11.5 million for the same period in 1998. The most significant factor contributing to this increase related to salaries and benefits which were $8.4 million for the three months ended March 31, 1999, a $2.4 million increase compared to $6.0 million for the same period in the prior year. The increase in salaries and benefits is primarily attributable to the transfer of the servicing function from Collateral which resulted in an addition of 66 employees on January 1, 1999.

Interest Sensitivity
         Through policies established by the Asset/Liability Management Committee formed by New South's Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Asset/Liability Management Committee uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets (RSA), interest-bearing liabilities and off balance sheet instruments
(RSL), and interest rate sensitivity analysis to manage interest rate risk.

         The Company's interest rate sensitivity analysis evaluates interest rate risk based on the impact on the net interest income and market value of portfolio equity ("MVPE") of various interest rate scenarios. The MVPE analysis is required quarterly by the Office of Thrift Supervision ("OTS") by virtue of the Company's asset size. The Company also uses an earnings simulation model to determine the effect of several interest rate scenarios on the Company's net interest income. New South's Asset/Liability Management Committee meets semi-monthly to monitor and evaluate the interest rate risk position of New South, and to formulate and implement strategies for increasing and protecting the interest rate margin and net income.

         Brokered deposits are considered to be highly interest-sensitive and are reflected in interest rate risk analyses reviewed by the Asset/Liability Management Committee. Additionally, both the Asset/Liability Management Committee and the New South's Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

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

         At March 31, 1999, New South had interest rate swap contracts with notional amounts totaling $95 million. Of these, $65 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $65 million in variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest margin.

         Additionally, the Company has entered into $30 million in fixed-for-variable swaps concurrent with the issuance of $30 million in brokered certificates of deposit. These swaps reduce the current cost of these liabilities, and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

         In addition, New South had $305 million in interest rate cap contracts outstanding at March 31, 1999. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in costs of liabilities.

Provision and Allowance for Loan Losses

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

         The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and installment (automobile) loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

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

         At March 31, 1999, the allowance for loan losses was $9.9 million, a 8.9% increase compared to $9.1 million at December 31, 1998. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.9% and 1.1% at March 31 1999 and December 31, 1998, respectively. The increase in the allowance for loan losses during the period is primarily attributable to the Company reserving approximately $900,000 for an anticipated write-off of purchased mortgages on which the Company's title has been questioned.

         Net charge-offs totaled $412,000 during the three months ended March 31, 1999 compared to $515,000 for the same period in 1998. As a percentage of loans, net of unearned income, net charge-offs were .08% for both periods. The decrease in charge-offs is primarily attributable to improved economic conditions.

Earning Assets

Loans
         Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans net of unearned income decreased $291.5 million, or 35.9%, from $812.9 million at December 31, 1998 to $521.4 million at March 31, 1999. The decrease is primarily attributable to the transfer of $369.0 million in loans, net of unearned income to loans held for sale in anticipation of a $440.0 million securitization and sale of mortgage loans which is expected to occur in the second quarter of 1999.

         Total loan originations during the quarter which were $355.0 million. The Company sells a substantial portion of its originated loans into the secondary market, principally by securitizing pools of loans and through sales to private investors. Such loan sales totaled $245.4 million for the three months ended March 31, 1999.

Investment Securities
         Investment securities are a significant component of the Company's total earning assets. Total investment securities were $103.3 million at March 31, 1999, a 11.7% decrease compared to $117.0 million at December 31, 1998. The decrease is primarily attributable to $12.9 million in principal received related to a class of a Freddie Mac Real Estate Mortgage Investment Conduit (REMIC) security which was created in August 1997, in addition to the maturities of other specific securities which were not replaced with new security issues. At March 31, 1999, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements.

Funding Sources

         Deposits are New South's largest source of funds used to support earning assets. The Company has been able to attract deposits by offering nationally competitive rates. New South's deposits increased $48.8 million, or 6.3%, from $775.4 million at December 31, 1998 to $824.3 million at March 31, 1999. This increase in deposits was primarily used to fund new loan originations.

         The Company also uses FHLB advances as an alternative low cost funding source. FHLB advances are secured by a pledge of most of the Company's residential mortgage portfolio. These advances were $178.4 million at March 31, 1999, a 10.1% decrease compared to $198.4 million at December 31, 1998. The decrease at March 31, 1999 is primarily attributable to the Company receiving proceeds from the sale of $70.7 million in consumer mortgage loans during March, 1999.

Capital

         At March 31, 1999 shareholders' equity of the Company totaled $50.4 million, or 4.5% of total assets, compared to $48.4 million, or 4.2% of total assets at December 31, 1998. The increase is primarily attributable to the net income of $2.3 million earned during the period.

         The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common stockholders' equity, excluding the unrealized gain(loss) on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios for the indicated periods.

                              Analysis of Capital

                                                   As of March 31, As of December 31,
                                                   ----------------------------------
                                                        1999               1998
                                                   --------------- ------------------
                                                         (Dollars in thousands)

Tier 1 capital                                     $  84,150                $  79,891
Tier 2 capital                                         3,353                    3,430
                                                   ---------                ---------
Total qualifying capital                           $  87,503                $  83,321
                                                   =========                =========
Risk-weighted assets (including off-balance
     sheet exposure)                               $798,577                 $ 802,409
Tier 1 leverage ratio                                 7.60%                     7.00%
Total risk-based capital ratio                       10.96%                    10.38%
Tier 1 risk-based capital ratio                       9.99%                     9.96%

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

         Because of the nature of operations, the primary external customers of the Company would be considered its borrowers and depositors. Although there is a level of inherent risk that a borrower may be unable to meet its obligation to the Company due to a year 2000 related problem, this risk is mitigated because the Company does not have any loans that, by themselves, would materially impact the Company's loan portfolio. The risk is further diminished by the fact that the Company's loans are primarily secured by asset-based collateral where the fair market value of such property is typically equal to or greater than the outstanding loan balance.

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

         The Company has estimated its total internal costs for the year 2000 project to be between $1.5 million and $2.0 million, of which $1.1 million was incurred prior to 1999 and approximately $200,000 has been incurred in the first quarter of 1999. Given the nature and scope of the project, it is not feasible at this stage to estimate the degree of success of the project. However, management believes the Company has a solid plan in place to address the issue, and the final outcome is not anticipated to have a material adverse effect on the operations of the Company.

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

                                    Part II

                               Other Information

Item 1.  Legal Proceedings

         The Company, in the ordinary course of business, from time to time, has been named in lawsuits. Certain of these lawsuits are class actions, which request unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing, and other activities and allege breach of contract, breach of fiduciary duty, and similar tort claims or violations of federal or state laws. The Company believes that it has meritorious defenses to these lawsuits. Although the outcome of any such litigation cannot be predicted with certainty, management is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operation.

Item 5.  Other Information

         The Bank currently has plans to sell certain nonconforming residential mortgage loans, manufactured housing loans, first and second lien residential mortgages, and home equity loans on a securitized basis estimated at approximately $440 million.


ITEM 6.  Exhibits and Reports on Form 8-K

       ITEM 6(A)--EXHIBITS

       The exhibits listed in the Exhibit Index at page 28 of this Form 10-Q are filed herewith or are incorporated by reference herein.

       ITEM 6(B)--REPORTS on Form 8-K

        No report on Form 8-K was filed by the Company during the period January 1, 1999 to March 31, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 1999                                By: /s/ ROBERT M. COUCH
                                                -------------------------
                                            Robert M. Couch
                                            Executive Vice President

May 12, 1999                                By: /s/ SUZANNE H. MOORE
                                                -------------------------
                                            Suzanne H. Moore
                                            Vice President and Controller

                                 EXHIBIT INDEX

         The following is a list of exhibits including items incorporated by reference:

         *3.1     Certificate of Incorporation of New South Bancshares, Inc.
         *3.2     By-Laws of New South Bancshares, Inc.
         *4.1     Certificate of Trust of New South Capital Trust I
         *4.2     Initial Trust Agreement of New South Capital Trust I
        **4.3     Form of Junior Subordinated Indenture between the
                  Company and Bankers Trust Company, as Debenture Trustee
       **10       Material Contracts
    *****24.1     Power of Attorney
         27.      Financial Data Schedule


------------
* Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
*** Filed with Amendment No. 2 to the Registration Statement on Form S-1, filed May 26, 1998
*****   Filed with Report on Form 10-K, filed April 1, 1999