Form 10-Q
period 1999-06-30
NEW SOUTH BANCSHARES INC
filed 1999-08-12
CIK 1058991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        -------------------------------

                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                        -------------------------------

For the Quarterly Period Ended June 30, 1999    Commission file number 333-49459


                           New South Bancshares, Inc.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

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


Yes    X          No
    -------          -------

                           NEW SOUTH BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information                                            Page
                                                                          ----
         Item 1. Financial Statements

           Consolidated Balance Sheets - June 30, 1999 (unaudited) and
            December 31, 1998..........................................     2

           Consolidated Income Statements (unaudited) - For the
            three and six months ended June 30, 1999 and 1998..........     3

           Consolidated Statements of Cash Flows (unaudited) - For the
            six months ended June 30, 1999 and 1998....................     4

           Notes to Consolidated Financial Statements..................     5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................    10

Part II. Other Information

         Item 1. Legal Proceedings.....................................    17

         Item 6. Exhibits and Reports on Form 8-K......................    17

Signatures.............................................................    18

Exhibit Index..........................................................    19

                         Part I. Financial Information
                         Item 1. Financial Statements
                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                  June 30,      December 31,
                                                                    1999           1998
                                                                 ----------     ------------
                                                                 (Unaudited)
                                                                      (In thousands)
ASSETS
Cash and due from banks                                          $  9,957     $   66,905
Time deposits in other banks                                          105            105
Investment securities available for sale                          112,526        116,962
Loans held for sale                                                80,300        115,279
Loans, net of unearned income                                     691,533        812,877
Allowance for loan losses                                         (10,040)        (9,107)
                                                                 --------     ----------
       Net loans                                                  681,493        803,770
Premises and equipment, net                                        10,121          7,860
Other assets                                                       43,648         31,741
                                                                 --------     ----------
         Total Assets                                            $938,150     $1,142,622
                                                                 ========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                            $ 87,197     $   73,873
  Interest bearing                                                623,654        701,575
                                                                 --------     ----------
       Total deposits                                             710,851        775,448
Federal funds purchased and securities sold under
  agreements to repurchase                                         15,000         68,800
Federal Home Loan Bank advances                                   118,417        198,418
Notes payable                                                       1,911             -
Guaranteed preferred beneficial interests in the Company's
  subordinated debentures                                          34,500         34,500
Accrued expenses, deferred revenue, and other liabilities           6,726         17,016
                                                                 --------     ----------
         Total Liabilities                                        887,405      1,094,182

Shareholders' Equity:
  Common stock of $1.00 par value (authorized: 1.5 million shares;
    issued and outstanding: 1,255,537.1 at June 30, 1999 and
    1,250,189.5 at December 31, 1998)                               1,256          1,250
Surplus                                                            29,475         29,230
Retained earnings                                                  21,666         17,909
Other comprehensive (loss)/income                                  (1,652)            51
                                                                 --------     ----------
       Total Shareholders' Equity                                  50,745         48,440
                                                                 ---------    ----------
         Total Liabilities and Shareholders' Equity              $938,150     $1,142,622
                                                                 ========     ==========


         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)



                                                                              Six Months Ended            Three Months Ended
                                                                                  June 30,                       June 30,
                                                                    ---------------------------------   ---------------------------
                                                                       1999             1998                1999           1998
                                                                    --------          -------             -------         ------
                                                                                (In thousands, except for per share data)
Interest Income:
    Interest on securities available for sale                      $ 3,641             $ 7,377             $ 1,629        $ 3,681
    Interest on loans                                               37,722              32,913              17,825         16,451
    Interest on other short-term investments                           584                 245                 414             86
                                                                   -------             -------             -------        -------
         Total Interest Income                                      41,947              40,535              19,868         20,218

Interest Expense:
    Interest on deposits                                            20,182              19,164               9,527          9,392
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                316               1,274                 (85)           530
    Interest on Federal Home Loan Bank advances                      4,369               4,392               2,156          2,249
    Interest on notes payable                                           62                 366                  59            167
    Interest expense on guaranteed preferred beneficial interests
         in the Company's subordinated debentures                    1,467                 106                734             106
                                                                   -------             -------             -------        -------
         Total Interest Expense                                     26,396              25,302              12,391         12,444

Net Interest Income                                                 15,551              15,233               7,477          7,774

     Provision for loan losses                                       1,433               1,524                 215            875
                                                                   -------             -------             -------        -------
Net Interest Income After Provision for Loan Losses                 14,118              13,709               7,262          6,899

Noninterest Income:
    Loan administration income                                       4,431               3,178               2,136          1,621
    Origination fees                                                 5,310               5,376               2,786          2,977
    Gain/(loss) on sale of investment securities available for sale   (731)               (257)                 39            (36)
    Gain/(loss) on sale of loans                                     9,971               5,024               4,308          3,269
    Other income                                                     2,285               2,313               1,162          1,134
                                                                   -------             -------             -------        -------
         Total Noninterest Income                                   21,266              15,634              10,431          8,965

Noninterest Expense:
    Salaries and benefits                                           17,126              12,404               8,728          6,361
    Net occupancy and equipment expense                              2,565               1,763               1,507            832
    Loan servicing fees paid to affiliates                             170               2,005                  58          1,014
    Loss/(gain) on loans serviced                                      104                 446                  (3)            53
    Federal Deposit Insurance Corporation premiums                     226                 221                 113            113
    Other expense                                                    9,404               6,516               5,404          3,522
                                                                   -------             -------             -------        -------
         Total Noninterest Expense                                  29,595              23,355              15,807         11,895
                                                                   -------             -------             -------        -------
Income Before Income Taxes                                           5,789               5,988               1,886          3,969
    Income tax expense                                               2,032               2,473                 422          1,718
                                                                   -------             -------             -------        -------
           Net Income                                              $ 3,757             $ 3,515             $ 1,464        $ 2,251
                                                                   =======             =======             =======        =======

Weighted average shares outstanding                                  1,256               1,377               1,256          1,377
Earnings per share                                                 $  2.99             $  2.55             $  1.17        $  1.63

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                                       Six Months Ended
                                                                                                          June 30,
                                                                                             ------------------------------
                                                                                                  1999            1998
                                                                                             ---------------  ---------------
                                                                                                       (In thousands)
        Operating Activities:
        Net income                                                                            $ 3,757         $ 3,515
        Adjustments to reconcile net income to net cash (used in) provided by operations:
            Accretion of discounts and fees                                                      (344)           (136)
            Provision for loan losses                                                           1,433           1,524
            Depreciation                                                                          989             347
            Loss on sale of investment securities available for sale                              731             257
            Purchase of mortgage loans held for sale                                          (54,703)         (1,753)
            Originations of  mortgage loans held for sale                                    (408,983)       (437,021)
            Proceeds from the sale of mortgage loans held for sale                            282,200         126,845
            Gain on sale of loans                                                              (9,971)         (5,024)
            Increase in other  assets                                                         (10,713)         (5,006)
            Decrease in accrued expenses, deferred
                revenue and other liabilities                                                 (10,290)         (8,508)
                                                                                            ---------       ---------
                     Net Cash Used in Operating Activities                                   (205,894)       (324,960)

        Investing Activities:
            Net decrease in time deposits in other banks                                           -               95
            Proceeds from sales of investment securities available for sale                   196,142         351,951
            Proceeds from maturities and calls of investment securities
                available for sale                                                             47,985          41,393
            Purchases of investment securities available for sale                             (15,689)         (4,790)
            Net (increase) decrease in loan portfolio                                         121,188         (97,263)
            Purchases of premises and equipment                                                (3,313)           (906)
            Proceeds from sale of premises and equipment                                           63              14
            Net investment in real estate owned                                                (1,194)           (955)
                                                                                            ---------       ---------
                    Net Cash Provided by Investing Activities                                 345,182         289,539

        Financing Activities:
            Net increase in noninterest bearing deposits                                       13,324          19,835
            Net increase (decrease) in interest bearing deposits                              (77,921)         22,253
            Net increase (decrease) in federal funds purchased and securities
               sold under agreements to repurchase                                            (53,800)          4,000
            Net increase (decrease) in notes payable                                            1,911         (10,000)
            Proceeds from the issuance of guaranteed preferred beneficial
              interests in the Company's subordinated debentures                                   -           34,500
            Repayments of Federal Home Loan Bank Advances                                     (80,001)        (46,001)
            Net proceeds from the issuance of common stock                                        251              -
                                                                                            ---------       ---------
                  Net Cash Provided by (Used in) Financing Activities                        (196,236)         24,587
                                                                                            ---------       ---------

        Net decrease in cash and cash equivalents                                             (56,948)        (10,834)
        Cash and cash equivalents at beginning of period                                       66,905          16,943
                                                                                            ---------       ---------
        Cash and Cash Equivalents at End of Period                                          $   9,957       $   6,109
                                                                                            =========       =========
        Supplemental information:
            Interest paid                                                                   $  27,486       $  25,221
            Income taxes paid                                                               $     435       $   1,654


         See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                    Six Months Ended June 30, 1999 and 1998

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

2. Recent Accounting Pronouncements

Start-up Costs

     The AICPA has issued Statement of Position (SOP) 98-5 Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and the initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement did not have an effect on the consolidated financial position or results of operations.

Derivative Instruments

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of the adoption of SFAS No. 133, from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000, with earlier application encouraged.

     Management does not believe that the adoption of either of these statements will have a material impact on the presentation of the Company's financial condition or results of operations.

3. S Corporation Election

     Effective January 1, 1999, the Company elected S corporation status. Corporations which elect to be taxed as an S corporation under the Internal Revenue Code are generally not subject to corporate taxation. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders are required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes. Due to the S corporation election, the Company charged off $1,189,000 in deferred tax assets in the first quarter of 1999.

     Typically S corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S corporation income included in the shareholder's individual income. These dividends are generally not subject to tax since they result from S corporation income on which shareholders have previously been taxed. While the Company presently intends to declare dividends in an amount sufficient to enable shareholders to pay income tax at the highest marginal federal, state and local income tax rate of any shareholder of the Company for the applicable period, since the Company is dependent on dividends from the Bank, there is no assurance that dividends to shareholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to shareholders of the Company; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to ensure the safety and soundness of the Bank and the Company.


4. Servicing Transfer

     Effective January 1, 1999, the residential mortgage servicing operations, and all of the related employees of Collateral Mortgage, Ltd. ("Collateral"), an affiliate, were transferred to New South (the "Transfer"). As a result of this Transfer, New South assumed responsibility for a $2.6 billion loan servicing portfolio, of which New South owns the servicing rights for $1.4 billion of this portfolio. Under the terms of the Transfer, New South also purchased the net fixed assets related to the servicing operations at net book value, which totaled approximately $220,000.

5. Avondale Funding.com, inc.

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

     Under the terms of the Agreement, the Bank issued a promissory note (the "Note") in the amount of $1,947,000 to AFSB as consideration for the purchased assets. Interest on the note accrues at 6% annually. Under the terms of the Note, the Bank is to make quarterly payments of principal and interest to AFSB equal to 20 basis points of both the aggregate original principal balance of all mortgage loans originated and the outstanding balance of all home equity lines of credit originated through the purchased systems subsequent to the purchase by the Bank. Payments are to be made on the tenth day of April, July, October, and January, with the first payment beginning on April 10, 1999, and, unless the
Note is repaid in full earlier, the final balance outstanding is to be paid on January 10, 2000. Total payments made by the Bank for the production for the first and second quarters of 1999 amounted to approximately $142,000. During the first year of the Note, the obligation to pay is without recourse to the Bank. In accordance with the Agreement, the Bank was assigned the rights and obligations of all outstanding contracts, leases, software license agreements, and all other contractual agreements in existence at the purchase date relating to the purchased assets.

     Concurrent with the purchase of the assets, New South organized a wholly-owned subsidiary, Avondale Funding Corporation, in which it intends to hold the purchased assets and continue to operate the national mortgage origination business. During July 1999, Avondale Funding Corporation changed its name to Avondale Funding.com, inc.

6. Comprehensive Income

     The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. As of June 30, 1999, the net unrealized loss on these securities was $1.8 million compared to a net unrealized gain of $666,000 at June 30, 1998. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three and six month periods ended June 30, 1999 and 1998, the Company recognized a corresponding adjustment as a component of equity. Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss/gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and six month periods ended June 30, 1999 and 1998.


                                        For the Three Months Ended June 30, 1999         For the Six Months Ended June 30, 1999
                                        ----------------------------------------         ---------------------------------------
                                           Before                                          Before                          After
                                            Tax          Tax       After Tax                Tax              Tax            Tax
                                           Amount       Effect       Amount                Amount           Effect         Amount
                                        ----------     -------     ---------              --------          ------         ------
Unrealized Gains (losses) arising
 during the period                        $(861)       $(319)        $(542)               $(3,794)         $(1,404)        $(2,390)
Less reclassification adjustment
 for (gains) losses included in net
 income                                     (39)          (2)          (37)                   731               44             687
                                          -----        -----         -----                -------          -------         -------
    Net unrealized gain (loss) on
     securities                           $(900)       $(321)        $(579)               $(3,063)         $(1,360)        $(1,703)
                                          =====        =====         =====                =======          =======         =======


                                        For the Three Months Ended June 30, 1998         For the Six Months Ended June 30, 1998
                                        ----------------------------------------         ---------------------------------------
                                           Before                                          Before                          After
                                            Tax          Tax       After Tax                Tax              Tax            Tax
                                           Amount       Effect       Amount                Amount           Effect         Amount
                                        ----------     -------     ---------              --------          ------         ------
Unrealized Gains (losses) arising
 during the period                        $(610)       $ (37)        $(573)               $  (671)         $   (40)        $  (631)
Less reclassification adjustment
 for (gains) losses included in net
 income                                      36           13            23                    257               95             162
                                          -----        -----         -----                -------          -------         -------
    Net unrealized gain (loss) on
     securities                           $(574)       $ (24)        $(550)               $  (414)        $    (55)        $  (469)
                                          =====        =====         =====                =======         ========         =======

7. Trust Preferred Securities

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

     The sole assets of the Trust are $35,567,010 in subordinated debentures, which have the same interest rate, and maturity characteristics as the trust preferred securities. The Company owns all of the common securities of the Trust, which amounted to $1,067,010.

8. Segment Reporting

     The Company's reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

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

                                                                             For the Six Months Ended June 30, 1999
                                                         ---------------------------------------------------------------------------
                                                         Residential
                                                           Mortgage         Automobile        Portfolio
                                                           Banking            Lending         Management     Other    Consolidated
                                                         -----------        ----------        ----------     -----    ------------
                                                                                   (in thousands)
Interest income                                           $  6,222             $   103          $ 34,824   $   798       $ 41,947
Interest expense                                               151                  21            26,219         5         26,396
Intra-Company funds/use (charge)/credit                     (5,550)                (44)            5,724      (130)             0
Provision for loan losses                                        0                   0             1,272       161          1,433
Noninterest income                                          21,342                 587            (1,684)    1,021         21,266
Noninterest expense                                         17,857               2,879             2,099     6,760         29,595
Intra-company loan service fees                                923                 257            (1,180)        0              0
Effects of intra-company loan sales                          1,587                 483            (2,070)        0              0
                                                          --------             -------          --------   -------       --------
Net income before income taxes                               6,516              (1,514)            6,024    (5,237)         5,789
Provision for income taxes                                   2,139                (497)            1,978    (1,588)         2,032
                                                          --------             -------          --------   -------       --------
      Net Income                                          $  4,377             $(1,017)         $  4,046   $(3,649)      $  3,757
                                                          ========             =======          ========   =======       ========
Depreciation and amortization, net                        $  1,283             $   143          $    133   $   214       $  1,773
Total assets                                               187,344              10,981           714,740    25,085        938,150
Capital expenditures                                           768                  55                 0     2,490          3,313

                                                                             For the Six Months Ended June 30, 1999
                                                         ---------------------------------------------------------------------------
                                                         Residential
                                                           Mortgage         Automobile        Portfolio
                                                           Banking            Lending         Management     Other    Consolidated
                                                         -----------        ----------        ----------     -----    ------------
                                                                                   (in thousands)
Interest income                                           $  2,977             $    75          $ 16,216   $   600       $ 19,868
Interest expense                                               (30)                 11            12,401         9         12,391
Intra-Company funds/use (charge)/credit                     (2,952)                (38)            3,060       (70)             0
Provision for loan losses                                        0                   0                62       153            215
Noninterest income                                           9,951                 274              (385)      591         10,431
Noninterest expense                                          8,917               1,430             1,274     4,186         15,807
Intra-company loan service fees                                708                 192              (900)        0              0
Effects of intra-company loan sales                           (130)                 96                34         0              0
                                                          --------             -------          --------   -------       --------
Net income before income taxes                               1,667                (842)            4,288    (3,227)         1,886
Provision for income taxes                                     339                (248)            1,334    (1,003)           422
                                                          --------             -------          --------   -------       --------
      Net Income                                          $  1,328             $  (594)         $  2,954   $(2,224)      $  1,464
                                                          ========             =======          ========   =======       ========

Depreciation and amortization, net                        $    698             $    80          $    (26)  $   121       $    873
Total assets                                               187,344              10,981           714,740    25,085        938,150
Capital expenditures                                           240                  34                 0       462            736

     Due to the information system constraints, presentation of comparable information for the three and six month periods ended June 30, 1998 is not practicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document

     The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at June 30, 1999 as compared to December 31, 1998, in addition to including an analysis of income for the three and six months ended June 30, 1999 as compared to the same periods ended June 30, 1998.

Financial Results for the Three and Six Months Ended June 30, 1999

     New South reported net income of $3.8 million for the six months ended June 30, 1999, a 6.9% increase over net income of $3.5 million for the same period in 1998. On a per share basis, earnings were $2.99 and $2.55, respectively, for the same periods. Year-to-date earnings resulted in an annualized return on average assets (ROA) of .69% and an annualized return on average equity (ROE) of 14.86% compared to .69% and 12.68%, respectively, for the first half of 1998. New South's operating efficiency ratio increased from 79.59% at June 30, 1998 to 83.64% at June 30, 1999, due to additional expenses related to the acquisition and operation of Avondale Funding.com, inc. and an increase in the Bank's full time equivalent employees in residential mortgage production and servicing operations, installment lending, and manufactured housing operations, offset by a decrease in the loan servicing fees paid to affiliates due to the Transfer of the residential mortgage servicing operations from Collateral to the Bank.

     Net income for the second quarter of 1999 was $1.5 million, or $1.17 per share, compared to $2.3 million, or $1.63 per share, for the same period of 1998. ROA and ROE for the second quarter of 1999 were .57 % and 11.54%, respectively, compared to .89 % and 15.97%, respectively, for the second quarter of 1998. The decrease in ROA and ROE is due to the decline in interest income on a lower average balance in mortgage-backed securities as compared to the same period in 1998, the $436 million loan securitization completed in May 1999 and additional expenses related to the acquisition and operation of Avondale Funding.com, inc.

Net Interest Income

     Net interest income for the six months ended June 30, 1999 was $15.6 million, a 2.1% increase over the same period in 1998. The Company's increase in interest income is primarily attributable to an increase in the average balance in the loan portfolio, offset by the decline in interest income on a lower average balance in mortgage-backed securities, the $436 million loan securitization completed in May 1999 and an increase in the interest expense related to the Company's issuance of subordinated debentures at the end of the second quarter of 1998.

     Net interest income increased by $318,000 for the six months ended June 30, 1999, as compared to the same period in 1998, due to a $4.8 million increase in interest income due to an increase in loan production thereby creating a higher average balance in the loan portfolio as compared to the same period in 1998. This increase was offset by a $3.7 million decrease in interest income on securities available for sale, primarily attributable to principal paydowns received on mortgage backed securities, in addition to the maturities of other specific securities which were not replaced with new security issues.

     The cost of interest bearing liabilities increased by $1.1 million during the six months ended June 30, 1999, as compared to the same period in 1998, due to a $1.4 million increase in interest expense related to the Company's subordinated debentures, which were issued at the end of the second quarter of 1998 , offset by a $304,000 decrease in interest expense on notes payable and a $916,000 decrease in interest expense on federal funds purchased and securities sold under agreements to repurchase.

     Net interest income for the three months ended June 30, 1999 was $7.5 million, a 3.8% decrease over the same period in 1998. The Company's decrease in interest income for the three months ended June 30, 1999 is primarily attributable to a $2.1 million decline in interest income on the lower average balance in mortgage-backed securities, as noted above, and an increase in the interest expense related to the Company's issuance of subordinated debentures at the end of the second quarter of 1998, as compared to a full quarter of interest expense in the second quarter of 1999.

     The cost of interest bearing liabilities remained relatively constant during the three months ended June 30, 1999, as compared to the same period in 1998. Interest expense on notes payable and federal funds purchased and securities sold under agreements to repurchase decreased $150,000 and $573,000, respectively, offset by an increase of $628,000 in interest expense related to the Company's issuance of subordinated debentures at the end of the second quarter of 1998, as compared to a full quarter of interest expense in the second quarter of 1999.


Noninterest Income and Noninterest Expenses

     Noninterest income for the six months ended June 30, 1999 totaled $21.3 million at June 30, 1999 compared to $15.6 million for the same period in the prior year. Significant factors contributing to the increase include an increase in the gain recognized on the sale of loans of approximately $4.9 million, of which $3.2 million was attributable to the May 1999 loan securitization, and an increase in loan administration income of $1.3 million due to the transfer of the residential mortgage servicing portfolio from Collateral.

     Noninterest income for the second quarter of 1999 was $10.4 million compared to $9.0 million for the same period of the prior year. Significant increases were experienced in the same categories as discussed above in the year-to-date analysis.

     Noninterest expenses for the six months ended June 30, 1999 totaled $29.6 million compared to $23.4 million for the same period in 1998. The increase is primarily attributable to increases in salaries and benefits expense and occupancy and equipment expense of $4.7 million and $802,000, respectively, from June 1998 to June 1999. These increases are related to additional expenses associated with the acquisition and operation of Avondale Funding.com, inc. and an increase in the Bank's full time equivalent employees in residential mortgage production and servicing operations, installment lending, and manufactured housing operations, which were offset by a $1.8 million decrease in the loan servicing fees paid to affiliates due to the Transfer of the residential mortgage servicing operations from Collateral.

     Noninterest expenses for the second quarter of 1999 were $15.8 million compared to $11.9 million for the same period of the prior year. Significant increases and decreases were experienced in the same categories as discussed above in the year-to-date analysis.

Interest Sensitivity

     Through policies established by the Asset/Liability Management Committee formed by New South's Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Asset/Liability Management Committee uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets, interest-bearing liabilities and off balance sheet instruments, and interest rate sensitivity analysis to manage interest rate risk.

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

     For relatively short-term rate changes, New South can be characterized as being in a well-hedged, or neutral, position. As of June 30, 1999, the Company's interest rate risk management model indicated that projected net interest income would decrease by 4.85% assuming an instantaneous increase in interest rates of 200 basis points, or decrease by 2.08%, assuming an instantaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by New South's Board of Directors.

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

     At June 30, 1999, New South had interest rate swap contracts with notional amounts totaling $85 million. Of these, $65 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $65 million in variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest margin.

     Additionally, the Company has entered into $20 million in fixed-for-variable swaps concurrent with the issuance of $20 million in brokered certificates of deposit. These swaps reduce the current cost of these liabilities, and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

     In addition, New South had $275 million in interest rate cap contracts outstanding at June 30, 1999. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in costs of liabilities.

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

     Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     At June 30, 1999, the allowance for loan losses was $10.0 million, a 10.2% increase compared to $9.1 million at December 31, 1998. The $933,000 increase in the allowance for loan losses during the period is primarily attributable to the Company's increased emphasis on different types of lending markets with higher inherent risks including manufactured housing, residential construction lending and home equity lines of credit.

Earning Assets

Loans
     Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans net of unearned income decreased $121.3 million, or 14.9%, from $812.9 million at December 31, 1998 to $691.5 million at June 30, 1999. Total loan originations for the six months ended June 30, 1999 were $719.2 million. The Company sells a substantial portion of its originated loans into the secondary market, primarily by securitizing pools of loans and through sales to private investors. Such loan sales totaled $840.6 million for the six months ended June 30, 1999, of which, $436 million related to the loan securitization completed in May 1999.

Investment Securities
     Investment securities are a significant component of the Company's total earning assets. Total investment securities were $112.5 million at June 30, 1999, a 3.8% decrease compared to $117.0 million at December 31, 1998. The decrease is primarily attributable to principal paydowns received during the six months ended June 30, 1999, in addition to the maturities of other specific securities which were not replaced with new security issues. At June 30, 1999, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements.

Funding Sources

     Deposits are the Bank's largest source of funds used to support earning assets. The Bank has been able to attract deposits by offering nationally competitive rates. The Bank's deposits decreased $64.6 million, or 8.3%, from $775.4 million at December 31, 1998 to $710.9 million at June 30, 1999. This decrease in deposits was primarily due to maturity of approximately $61.2 million in brokered certificates of deposit, which were not renewed.

     The Company also uses FHLB advances as an alternative low-cost funding source. FHLB advances are secured by a pledge of most of the Company's residential mortgage portfolio. These advances were $118.4 million at June 30, 1999, a 40.3% decrease compared to $198.4 million at December 31, 1998. The decrease at June 30, 1999 is primarily attributable to the Company's application of the proceeds from the sale of $70.7 million in consumer mortgage loans during March 1999.

Capital

     At June 30, 1999 shareholders' equity of the Company totaled $50.7 million, or 5.4% of total assets, compared to $48.4 million, or 4.2% of total assets at
December 31, 1998.   The increase is primarily attributable to the net income of
$3.8 million earned during the period and the reduction in assets due to the $436 million loan securitization.

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the Bank's specific capital amounts and ratios for the indicated periods.

                                                       As of June 30,                 As of December 31,
Analysis of Capital                                        1999                             1998
                                                      ---------------                 -------------------
                                                               (Dollars in Thousands)
Tier 1 capital                                            $ 85,145                          $ 79,891
Tier 2 capital                                                 284                             3,430
                                                          --------                          --------
Total qualifying capital                                  $ 85,429                          $ 83,321
                                                          ========                          ========
Total risk-weighted assets                                $696,294                          $802,409
                                                          ========                          ========
Tier 1 leverage ratio                                         9.08%                             7.00%
Total risk-based capital ratio                               12.27%                            10.38%
Tier 1 risk-based capital ratio                              11.13%                             9.96%

     The Bank has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for the Bank. The Bank's current capital ratios place it in the "well capitalized" category.

Year 2000 Project

     The year 2000 issue, which is common to most organizations, concerns the inability of certain computer and operational systems to properly perform calculations and process information containing four-digit date fields. New South has developed and implemented an enterprise-wide strategy to address and mitigate potential risks resulting from the year 2000 issue, which encompasses the following components. The Company's Year 2000 plan includes all subsidiaries.

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

     The Company has successfully completed the testing phase of its year 2000 strategy which included testing of key internal systems, crucial shadow systems including spreadsheets and other underlying systems. Moreover, the Company has drafted contingency plans in the event of significant unforeseen year 2000 problems and/or failures in critical processing areas. These contingency plans include written documentation of procedures necessary to minimize losses through implementation of alternate processing procedures in an expeditious manner. The contingency plans include such information as decision-making authority (i.e., personnel authorized to declare existing systems incapable of processing and, if necessary, effect the implementation of developed contingency procedures), key personnel to be involved if contingency plans are implemented, contact information of any outside parties to be involved, detailed procedures necessary to implement alternate processing, and interim controls which should be implemented while contingency plans are in place. While contingency plans are in place, in a worst case scenario, however, it is possible that basic utilities the Company depends on might not be available for an extended period of time. Should this unlikely event occur, the Company may experience significant delays in its ability to perform services.

     The Company has estimated its total internal costs for the year 2000 project to be between $1.5 million and $2.0 million, of which $1.1 million was incurred prior to 1999 and approximately $300,000 has been incurred in fiscal 1999. Given the nature and scope of the project, it is not feasible at this stage to estimate the degree of success of the project. However, management believes the Company has a suitable plan in place to address the issue, and the final outcome is not anticipated to have a material adverse effect on the operations of the Company.

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

Part II

Other Information

Item 1. Legal Proceedings

        The Company, in the ordinary course of business, from time to time, has been named in lawsuits. Certain of these lawsuits are class actions, which request unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities and allege breach of contract, breach of fiduciary duty, and similar tort claims or violations of federal or state laws. The Company believes that it has meritorious defenses to these lawsuits. Although the outcome of any such litigation cannot be predicted with certainty, management is of the opinion that ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.



Item 6.  Exhibits and Reports on Form 8-K

       ITEM 6(A)--EXHIBITS

       The exhibits listed in the Exhibit Index at page 19 of this Form 10-Q are filed herewith or are incorporated by reference herein.

       ITEM 6(B)--REPORTS on Form 8-K

       No report on Form 8-K was filed by the Company during the period April 1, 1999 to June 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1999                          By: /s/ ROBERT M. COUCH
                                             -------------------
                                             Robert M. Couch
                                             Executive Vice President

August 12, 1999                          By: /s/ SUZANNE H. MOORE
                                             --------------------
                                             Suzanne H. Moore
                                             Vice President and Controller

                                 EXHIBIT INDEX

       The following is a list of exhibits including items incorporated by reference:

           *3.1    Certificate of Incorporation of New South Bancshares, Inc.
           *3.2    By-Laws of New South Bancshares, Inc.
           *4.1    Certificate of Trust of New South Capital Trust I
           *4.2    Initial Trust Agreement of New South Capital Trust I
          **4.3    Form of Junior Subordinated Indenture between the Company and
                   Bankers Trust Company, as Debenture Trustee
          **10     Material Contracts
        ****24.1   Power of Attorney
            27     Financial Data Schedule


-----------------
 * Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
*** Filed with Amendment No. 2 to the Registration Statement on Form S-1, filed May 26, 1998
**** Filed with Annual Report on Form 10-K, filed April 1, 1999