Form 10-Q
period 1999-09-30
NEW SOUTH BANCSHARES INC
filed 1999-11-15
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              -------------------

                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                              -------------------

For the Quarterly Period Ended September 30, 1999   Commission file number 333-49459

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


Yes   X    No
    -----     -----

                          NEW SOUTH BANCSHARES, INC.

                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information                                                              Page
         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 1999 (unaudited) and
                     December 31, 1998.....................................................   2

                  Consolidated Income Statements (unaudited) - For the
                     three and nine months ended September 30, 1999 and 1998...............   3

                  Consolidated Statements of Cash Flows (unaudited) - For the
                     nine months ended September 30, 1999 and 1998.........................   4

                  Notes to Consolidated Financial Statements...............................   5

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................  10

Part II. Other Information

         Item 1.  Legal Proceedings........................................................  17

         Item 6.  Exhibits and Reports on Form 8-K.........................................  17

Signatures.................................................................................  18

Exhibit Index..............................................................................  19

                         Part I. Financial Information
                         Item 1. Financial Statements
                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS




                                                                                  September 30,           December 31,
                                                                                       1999                   1998
                                                                               ---------------------   -------------------
                                                                                   (Unaudited)
                                                                                               (In thousands)
ASSETS
Cash and due from banks                                                           $    44,013             $    66,905
Time deposits in other banks                                                              105                     105
Investment securities available for sale                                              131,996                 116,962
Loans held for sale                                                                    67,875                 115,279
Loans, net of unearned income                                                         877,587                 812,877
Allowance for loan losses                                                             (10,279)                 (9,107)
                                                                                  -----------             -----------
       Net loans                                                                      867,308                 803,770
Premises and equipment, net                                                             9,919                   7,860
Other assets                                                                           43,827                  31,741
                                                                                  -----------             -----------
           Total Assets                                                           $ 1,165,043             $ 1,142,622
                                                                                  ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing                                                         $    86,242             $    73,873
      Interest bearing                                                                739,767                 701,575
                                                                                  -----------             -----------
         Total deposits                                                               826,009                 775,448
Federal funds purchased and securities sold under
     agreements to repurchase                                                          72,571                  68,800
Federal Home Loan Bank advances                                                       163,417                 198,418
Notes payable                                                                           7,790                    --
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                           34,500                  34,500
Accrued expenses, deferred revenue, and other liabilities                               9,000                  17,016
                                                                                  -----------             -----------
         Total Liabilities                                                          1,113,287               1,094,182

Shareholders' Equity:
    Common stock of $1.00 par value (authorized: 1.5 million shares;
          issued and outstanding: 1,255,537.1 at September 30, 1999 and
          1,250,189.5 at December 31, 1998)                                             1,256                   1,250
    Surplus                                                                            29,475                  29,230
    Retained earnings                                                                  23,229                  17,909
    Other comprehensive (loss)/income                                                  (2,204)                     51
                                                                                  -----------             -----------
         Total Shareholders' Equity                                                    51,756                  48,440

                                                                                  -----------             -----------
           Total Liabilities and Shareholders' Equity                             $ 1,165,043             $ 1,142,622
                                                                                  ===========             ===========

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                                 Nine Months Ended           Three Months Ended
                                                                                   September 30,                September 30,
                                                                            --------------------------    --------------------------
                                                                                1999          1998            1999          1998
                                                                            ------------  ------------    -----------   ------------
                                                                                      (In thousands, except for per share data)
Interest Income:
    Interest on securities available for sale                                $  5,294      $ 10,048        $  1,653      $  2,671
    Interest on loans                                                          56,278        51,551          18,556        18,638
    Interest on other short-term investments                                      692           358             108           113
                                                                             --------      --------        --------      --------
         Total Interest Income                                                 62,264        61,957          20,317        21,422

Interest Expense:
    Interest on deposits                                                       29,448        28,654           9,266         9,490
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                           574         1,792             258           518
    Interest on Federal Home Loan Bank advances                                 6,152         6,684           1,783         2,292
    Interest on notes payable                                                     102           366              40          --
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                  2,199           839             732           733
                                                                             --------      --------        --------      --------
         Total Interest Expense                                                38,475        38,335          12,079        13,033

Net Interest Income                                                            23,789        23,622           8,238         8,389

     Provision for loan losses                                                  2,674         3,067           1,241         1,543
                                                                             --------      --------        --------      --------

Net Interest Income After Provision for Loan Losses                            21,115        20,555           6,997         6,846

Noninterest Income:
    Loan administration income                                                  8,813         4,855           4,382         1,677
    Origination fees                                                            7,619         8,085           2,309         2,709
    Gain/(loss) on sale of investment securities available for sale               (10)          (90)            721           167
    Gain/(loss) on sale of loans                                               12,033         8,362           2,062         3,338
    Other income                                                                3,274         3,614             989         1,301
                                                                             --------      --------        --------      --------
         Total Noninterest Income                                              31,729        24,826          10,463         9,192

Noninterest Expense:
    Salaries and benefits                                                      25,938        18,944           8,812         6,540
    Net occupancy and equipment expense                                         4,326         2,818           1,761         1,055
    Loan servicing fees paid to affiliates                                        259         3,193              89         1,188
    Loss/(gain) on loans serviced                                                 248           614             144           168
    Federal Deposit Insurance Corporation premiums                                342           332             116           111
    Other expense                                                              14,815         9,561           5,411         3,045
                                                                             --------      --------        --------      --------
         Total Noninterest Expense                                             45,928        35,462          16,333        12,107
                                                                             --------      --------        --------      --------

Income Before Income Taxes                                                      6,916         9,919           1,127         3,931
    Income tax expense                                                          1,596         4,135            (436)        1,662
                                                                             --------      --------        --------      --------

           Net Income                                                        $  5,320      $  5,784        $  1,563      $  2,269
                                                                             ========      ========        ========      ========

Weighted average shares outstanding                                             1,256         1,360           1,256         1,327
Earnings per share                                                           $   4.24      $   4.25        $   1.24      $   1.71


         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                       -----------------------------
                                                                                                            1999            1998
                                                                                                       --------------   ------------
                                                                                                                (In thousands)
Operating Activities:
Net income                                                                                              $   5,320         $   5,784
Adjustments to reconcile net income to net cash (used in) provided by operations:
         Accretion of discounts and fees                                                                     (304)             (136)
         Provision for loan losses                                                                          2,674             3,067
         Depreciation                                                                                       1,654               680
         Loss on sale of investment securities available for sale                                              10                90
         Purchase of mortgage loans held for sale                                                         (54,703)           (2,484)
         Originations of  mortgage loans held for sale                                                   (572,884)         (680,998)
         Proceeds from the sale of mortgage loans held for sale                                           421,838           258,423
         Gain on sale of loans                                                                            (12,033)           (8,362)
         Increase in other  assets                                                                         (9,812)           (8,578)
         Increase (Decrease) in accrued expenses, deferred
             revenue and other liabilities                                                                 (8,016)            5,382
                                                                                                        ---------         ---------
                  Net Cash Used in Operating Activities                                                  (226,256)         (427,132)

Investing Activities:
         Net decrease in time deposits in other banks                                                        --                  95
         Proceeds from sales of investment securities available for sale                                  215,527           557,154
         Proceeds from maturities and calls of investment securities
             available for sale                                                                            47,831            62,627
         Purchases of investment securities available for sale                                            (15,606)          (19,806)
         Net increase in loan portfolio                                                                   (65,908)         (188,897)
         Purchases of premises and equipment                                                               (3,875)           (1,781)
         Proceeds from sale of premises and equipment                                                         162                42
         Net investment in real estate owned                                                               (2,139)             (666)
                                                                                                        ---------         ---------
                 Net Cash Provided by Investing Activities                                                175,992           408,768

Financing Activities:
         Net increase in noninterest bearing deposits                                                      12,369             5,189
         Net increase in interest bearing deposits                                                         38,192            59,833
         Net increase (decrease) in federal funds purchased and securities
            sold under agreements to repurchase                                                             3,771            (6,000)
         Net increase (decrease) in notes payable                                                           7,790           (10,000)
         Proceeds from the issuance of guaranteed preferred beneficial
           interests in the Company's subordinated debentures                                                --              34,500
         Repayments of Federal Home Loan Bank Advances                                                    (35,001)          (56,001)
         Net proceeds from the issuance of common stock                                                       251              --
         Repurchase and retirement of common stock                                                           --              (9,793)
                                                                                                        ---------         ---------
               Net Cash Provided in Financing Activities                                                   27,372            27,521
                                                                                                        ---------         ---------

Net decrease in cash and cash equivalents                                                                 (22,892)            9,157
Cash and cash equivalents at beginning of period                                                           66,905            16,943
                                                                                                        ---------         ---------
Cash and Cash Equivalents at End of Period                                                              $  44,013         $  26,100
                                                                                                        =========         =========

Supplemental information:
         Interest paid                                                                                  $  36,741         $  37,623
         Income taxes paid                                                                              $     178         $   1,654


         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                 Nine Months Ended September 30, 1999 and 1998

1.  General

     The consolidated financial statements conform to generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income and were not material to New South Bancshares, Inc.'s (the "Company" or "New South") balance sheet. The Company is the holding company of New South Federal Savings Bank (the "Bank"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Recent Accounting Pronouncements

Start-up Costs

     The AICPA has issued Statement of Position (SOP) 98-5 Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and the initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. This SOP is effective for financial statements for fiscal years which began after December 15, 1998. The adoption of this statement did not have an effect on the consolidated financial position or results of operations.

Derivative Instruments

     In September 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of the adoption of SFAS No. 133, from fiscal years beginning after September 15, 1999 to fiscal years beginning after September 15, 2000, with earlier application encouraged.

     Management does not believe that the adoption of either of these statements will have a material impact on the presentation of the Company's financial condition or results of operations.

3.  S Corporation Election

     Effective January 1, 1999, the Company elected S corporation status. Corporations which elect to be taxed under the provisions of Subchapter S of the Internal Revenue Code are generally not subject to corporate taxation. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders are required to include profits and losses from the Company in their individual income tax returns for federal, state and local, if applicable, income tax purposes. Due to the S corporation election, the Company charged off $1,189,000 in deferred tax assets in the first quarter of 1999.

     Typically S corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S corporation income included in the shareholders' individual income tax returns. These dividends are generally not subject to tax since they result from S corporation income on which shareholders have previously been taxed. While the Company presently intends to declare dividends in an amount sufficient to enable shareholders to pay income tax at the highest marginal federal, state and local income tax rate of any shareholder of the Company for the applicable period, since the Company is dependent on dividends from the Bank, there is no assurance that dividends to shareholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to shareholders of the Company; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to ensure the safety and soundness of the Bank and the Company.

Presently, the Company has not yet quantified the impact that election of S corporation status will have on the consolidated financial statements of the Company.

4.  Servicing Transfer

     Effective January 1, 1999, the residential mortgage servicing operations, and all of the related employees of Collateral Mortgage, Ltd. ("Collateral"), an affiliate, were transferred to the Bank (the "Transfer"). As a result of this Transfer, the Bank assumed responsibility for a $2.6 billion loan servicing portfolio, of which the Bank owns the servicing rights for $1.4 billion of this portfolio. Under the terms of the Transfer, the Bank also purchased the net fixed assets related to the servicing operations at net book value, which totaled approximately $220,000.

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

     Under the terms of the Agreement, the Bank issued a promissory note (the "Note") in the amount of $1,947,000 to AFSB as consideration for the purchased assets. The Note was subsequently reduced by $127,500 due to a refund from a software vendor which was negotiated after closing. Interest on the note accrues at 6% annually. Under the terms of the Note, the Bank is to make quarterly payments of principal and interest to AFSB equal to 20 basis points of both the aggregate original principal balance of all mortgage loans originated and the outstanding balance of all home equity lines of credit originated through the purchased systems subsequent to the purchase by the Bank. Payments are to be made on the tenth day of April, July, October, and January, with the first payment beginning on April 10, 1999, and, unless the Note is repaid in full earlier, the final balance outstanding is to be paid on January 10, 2000. Total payments made by the Bank for the production for the first three quarters of 1999 amounted to approximately $272,000. During the first year of the Note, the obligation to pay is without recourse to the Bank. In accordance with the Agreement, the Bank was assigned the rights and obligations of all outstanding contracts, leases, software license agreements, and all other contractual agreements in existence at the purchase date relating to the purchased assets.

     Concurrent with the purchase of the assets, New South organized a wholly-owned subsidiary, Avondale Funding Corporation, to hold the purchased assets and continue to operate the national mortgage origination business. During July 1999, Avondale Funding Corporation changed its name to Avondale Funding.com, inc. ("Avondale").

6.  Comprehensive Income

     The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. As of September 30, 1999, the net unrealized loss on these securities was $2.4 million compared to a net unrealized gain of $206,000 at September 30, 1998. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three and nine month periods ended September 30, 1999 and 1998, the Company recognized a corresponding adjustment as a component of equity. Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss/gain serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine month periods ended September 30, 1999 and 1998.


                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                      September 30, 1999              September 30, 1999
                                                                  ---------------------------    ----------------------------
                                                                  Before                         Before
                                                                   Tax       Tax    After Tax     Tax       Tax    After Tax
                                                                  Amount    Effect    Amount     Amount    Effect    Amount
                                                                  ------    ------  ---------    ------    ------   ---------
                                                                      (In thousands)                   (In thousands)
Unrealized gains (losses) arising during the period              $ 184      $  11      $ 173      $(2,358)   $(141)  $(2,217)
Less reclassification adjustment for (gains)
   losses included in net income                                  (771)       (46)      (725)         (40)      (2)      (38)
                                                                 -----      -----      -----      -------    -----   -------
       Net unrealized gain (loss) on securities                  $(587)     $ (35)     $(552)     $(2,398)   $(143)  $(2,255)
                                                                 =====      =====      =====      =======    =====   =======


                                                                 For the Three Months Ended       For the Nine Months Ended
                                                                      September 30, 1998              September 30, 1998
                                                                 ----------------------------   ----------------------------
                                                                  Before                         Before
                                                                   Tax       Tax    After Tax     Tax       Tax    After Tax
                                                                  Amount    Effect    Amount     Amount    Effect    Amount
                                                                  ------    ------  ---------    ------    ------   ---------
                                                                      (In thousands)                   (In thousands)
Unrealized gains (losses) arising during the period              $(140)    $ (52)     $ (88)     $(1,142)   $(423)  $   (719)
Less reclassification adjustment for (gains)
   losses included in net income                                  (167)      (62)      (105)          90       33         57
                                                                 -----     -----      -----      -------    -----   --------
       Net unrealized gain (loss) on securities                  $(307)    $(114)     $(193)     $(1,052)   $(390)  $   (662)
                                                                 =====     =====      =====      =======    =====   ========


7.  Trust Preferred Securities

     In June 1998, the Company sold $34,500,000 of 8.5% cumulative preferred securities issued by New South Capital Trust I (the "Trust"). These preferred securities are collateralized by subordinated debentures issued by the Company, and are presented on the balance sheet as a separate line entitled "Guaranteed preferred beneficial interests in the Company's subordinated debentures." The debentures have a stated maturity of September 30, 2028 and are subject to early redemption after September 30, 2003.

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

8.  Segment Reporting

     The Company's reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

     Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. Residential Mortgage Banking and Automobile Lending sell permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sells, securitizes, or retains the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans are retained by the originating unit, which is credited with the interest income generated by those loans. The originating unit pays a market-based funds-use charge to Portfolio Management. The segment results also include certain other overhead allocations. The results for the three reportable segments of the Company are included in the following table.

                                                              For the Nine Months Ended September 30, 1999
                                                      ---------------------------------------------------------------
                                                      Residential
                                                        Mortgage     Automobile    Portfolio
                                                        Banking       Lending      Management     Other     Consolidated
                                                      -----------    ----------    ----------    -------    ------------
                                                                                 (In thousands)
Interest income                                         $ 13,652      $   158       $ 46,457     $ 1,997     $   62,264
Interest expense                                             167           31         38,207          70         38,475
Intra-Company funds/use (charge)/credit                   (8,463)        (100)         8,768        (205)             0
Provision for loan losses                                     41            0          2,009         624          2,674
Noninterest income                                        30,472          766         (1,495)      1,986         31,729
Noninterest expense                                       27,021        4,375          3,478      11,054         45,928
Intra-company loan service fees                            1,292          556         (1,848)          0              0
Effects of intra-company loan sales                         (250)         926           (676)          0              0
                                                        --------      -------       --------     -------     ----------
Net income before income taxes                             9,474       (2,100)         7,512      (7,970)         6,916
Provision for income taxes                                 2,186         (485)         1,734      (1,839)         1,596
                                                        --------      -------       --------     -------     ----------
   Net Income                                           $  7,288      $(1,615)      $  5,778     $(6,131)    $    5,320
                                                        ========      =======       ========     =======     ==========

Depreciation and amortization, net                      $  2,187      $   215       $    395     $   351     $    3,148
Total assets                                             240,753       10,284        852,660      61,346      1,165,043
Capital expenditures                                       1,078           59              9       2,808          3,954

                                                              For the Three Months Ended September 30, 1999
                                                     ------------------------------------------------------------------
                                                     Residential
                                                       Mortgage     Automobile    Portfolio
                                                       Banking       Lending      Management     Other     Consolidated
                                                     -----------    ----------    ----------    -------    ------------
                                                                                (In thousands)
Interest income                                        $  7,430       $    55      $ 11,633     $ 1,199     $   20,317
Interest expense                                             16            10        11,988          65         12,079
Intra-Company funds/use (charge)/credit                  (2,913)          (56)        3,044         (75)             0
Provision for loan losses                                    41             0           737         463          1,241
Noninterest income                                        9,130           179           189         965         10,463
Noninterest expense                                       9,164         1,496         1,379       4,294         16,333
Intra-company loan service fees                             369           299          (668)          0              0
Effects of intra-company loan sales                      (1,837)          443         1,394           0              0
                                                       --------       -------      --------     -------     ----------
Net income before income taxes                            2,958          (586)        1,488      (2,733)         1,127
Provision for income taxes                               (1,144)          227          (576)      1,057           (436)
                                                       --------       -------      --------     -------     ----------
   Net Income                                          $  4,102       $  (813)     $  2,064     $(3,790)    $    1,563
                                                       ========       =======      ========     =======     ==========

Depreciation and amortization, net                     $    904       $    72      $    262     $   137     $    1,375
Total assets                                            240,753        10,284       852,860      61,346      1,165,043
Capital expenditures                                        310             4             9         318            641


     Due to information system constraints, presentation of comparable information for the three and nine month periods ended September 30, 1998 is not practicable.

9.  Sale of Servicing Rights

     On September 30, 1999, the Company sold its servicing rights on approximately 1,600 loans with total outstanding principal balances of $171.8 million from its servicing portfolio. The related amount of the servicing asset reported in the accompanying consolidated financial statements associated with the loans included in this sale totaled $2.2 million. The resulting gain on the sale of the Company's servicing rights totaled $460,000, which is included in the gain on loans caption in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document

     The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at September 30, 1999 as compared to December 31, 1998, in addition to including an analysis of income for the three and nine months ended September 30, 1999 as compared to the same periods ended September 30, 1998.

Financial Results for the Three and Nine Months Ended September 30, 1999

     New South reported net income of $5.3 million for the nine months ended September 30, 1999, an 8.0% decrease as compared to net income of $5.8 million for the same period in 1998. On a per share basis, earnings were $4.24 and $4.25, respectively, for the same periods. Year-to-date earnings resulted in an annualized return on average assets (ROA) of .65% and an annualized return on average equity (ROE) of 14.16% compared to .75 % and 14.39%, respectively, for the first three quarters of 1998. New South's operating efficiency ratio increased from 78.14% at September 30, 1998 to 86.91% at September 30, 1999, due to additional expenses related to the acquisition and operation of Avondale and an increase in the Bank's full time equivalent employees in the residential mortgage production and servicing operations, installment lending, and manufactured housing operations, which were offset by a decrease in the loan servicing fees paid to Affiliates due to the Transfer of the residential mortgage servicing operations from Collateral to the Bank.

     Net income for the third quarter of 1999 was $1.6 million, or $1.24 per share, compared to $2.3 million, or $1.71 per share, for the same period of 1998. ROA and ROE for the second quarter of 1999 were .61 % and 12.30%, respectively, compared to .88 % and 18.16%, respectively, for the third quarter of 1998. The decreases in ROA and ROE are due to the decline in interest income on a lower average balance in mortgage-backed securities as compared to the same period in 1998, the $436 million loan securitization completed in May 1999, and additional expenses related to the acquisition and operation of Avondale.

Net Interest Income

     Net interest income for the nine months ended September 30, 1999 was $23.8 million, a .7% increase over the same period in 1998. The Company's increase in interest income is primarily attributable to an increase in the average balance in the loan portfolio, offset by the decline in interest income on a lower average balance in mortgage-backed securities, the $436 million loan securitization completed in May 1999, and an increase in the interest expense related to the Company's issuance of subordinated debentures at the end of the second quarter of 1998.

     Net interest income increased by $151,000 for the nine months ended September 30, 1999, as compared to the same period in 1998. This majority of this increase is due to a $4.7 million increase in interest income on loans which was caused by an increase in loan production, in addition to a $334,000 increase in interest income on other short term investments. This increase was offset by a $4.8 million decrease in interest income on securities available for sale which was primarily attributable to principal paydowns received on mortgage backed securities, in addition to the maturities of other specific securities, which were not replaced with new security issues.

     The cost of interest bearing liabilities increased by $140,000 during the nine months ended September 30, 1999, as compared to the same period in 1998, due to a $1.4 million increase in interest expense related to the Company's subordinated debentures, which were issued at the end of the second quarter of 1998, and a $794,000 increase in interest expense on deposits, offset by a $1.2 million decrease in interest expense on federal funds purchased and securities sold under agreements to repurchase, a $532,000 decrease in interest expense on Federal Home Loan Bank (FHLB) Advances, and a $264,000 decrease in interest expense on notes payable.

     Net interest income for the three months ended September 30, 1999 was $8.2 million, a 1.8% decrease over the same period in 1998. The Company's decrease in interest income for the three months ended September 30, 1999 is primarily attributable to a $1.0 million decline in interest income on the lower average balance in mortgage-backed securities, as noted above, and a decrease in the interest expense related to the Company's lower average balance for the quarter in FHLB Advances, federal funds purchased and securities sold under agreements to repurchase, and deposits, as compared to the same period in 1998.

     The cost of interest bearing liabilities decreased by $954,000 or 7.3% during the three months ended September 30, 1999, as compared to the same period in 1998. The decrease is primarily attributable to a $509,000, $260,000 and a $224,000 decrease in interest expense related to a decrease in the outstanding average balances of FHLB Advances, federal funds purchased and securities sold under agreements to repurchase, and deposits, respectively.

Noninterest Income and Noninterest Expenses

     Noninterest income for the nine months ended September 30, 1999 totaled $31.7 million at September 30, 1999 compared to $24.8 million for the same period in the prior year. Significant factors contributing to the increase include an increase in the gain recognized on the sale of loans of approximately $3.7 million, of which $3.2 million was attributable to the May 1999 loan securitization, and an increase in loan administration income of $4.0 million due to the Transfer of the residential mortgage servicing portfolio from Collateral.

     Noninterest income for the third quarter of 1999 was $10.5 million compared to $9.2 million for the same period of the prior year. Significant factors contributing to the $1.3 million increase was a $2.7 million increase in loan administration income, offset by a $1.3 million decrease in the gain recognized on the sale of loans during the quarter, as compared to the same period in 1998.

     Noninterest expenses for the nine months ended September 30, 1999 totaled $45.9 million compared to $35.5 million for the same period in 1998. The increase is primarily attributable to increases in salaries and benefits expense, occupancy and equipment expense, and other expense of $7.0 million, $1.5 million and $5.3 million, respectively, from September 1998 to September 1999. These increases are related to additional expenses associated with the acquisition and operation of Avondale, increased loan production volumes, and an increase in the Bank's full time equivalent employees in the residential mortgage production and servicing operations, automobile lending, and manufactured housing operations, which were offset by a $2.9 million decrease in the loan servicing fees paid to Affiliates due to the Transfer of the residential mortgage servicing operations from Collateral.

     Noninterest expenses for the second quarter of 1999 were $16.3 million compared to $12.1 million for the same period of the prior year. Significant increases and decreases were experienced in the same categories as discussed above in the year-to-date analysis.

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

     The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and automobile loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the OTS and the Company's independent auditors.

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

     At September 30, 1999, the allowance for loan losses was $10.3 million, a 12.9% increase compared to $9.1 million at December 31, 1998. The $1.2 million increase in the allowance for loan losses during the period is primarily attributable to the Company's increased emphasis on different types of lending markets with higher inherent risks including manufactured housing, residential construction lending, and home equity lines of credit through Avondale.

Interest Sensitivity

     Through policies established by the Asset/Liability Management Committee formed by the Bank's Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Asset/Liability Management Committee uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets, interest-bearing liabilities and off balance sheet instruments, and interest rate sensitivity analysis to manage interest rate risk.

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

     Brokered deposits are considered to be highly interest-sensitive and are reflected in interest rate risk analyses reviewed by the Asset/Liability Management Committee. Additionally, both the Asset/Liability Management Committee and the Bank's Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

     For relatively short-term rate changes, New South can be characterized as being in a well-hedged, or neutral, position. As of September 30, 1999, the Company's interest rate risk management model indicated that projected net interest income would decrease by 10.55% assuming an instantaneous increase in interest rates of 200 basis points, or increase by 5.56%, assuming an instantaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by the Bank's Board of Directors.

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

     At September 30, 1999, the Bank had interest rate swap contracts with notional amounts totaling $150 million. Of these, $115 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $115 million in variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest margin.

     Additionally, the Bank has entered into $35 million in fixed-for-variable swaps concurrent with the issuance of $35 million in brokered certificates of deposit. These swaps reduce the current cost of these liabilities, and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Bank has the right to call the certificates of deposit.

     In addition, the Bank had $250 million in interest rate cap contracts outstanding at September 30, 1999. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in costs of liabilities.

Earning Assets

Loans

     Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans net of unearned income increased $64.6 million, or 8.0%, from $812.9 million at December 31, 1998 to $877.6 million at September 30, 1999. Total loan originations for the nine months ended September 30, 1999 were $1.0 billion. The Bank sells a substantial portion of its originated loans into the secondary market, primarily by securitizing pools of loans and through sales to private investors. Such loan sales totaled $984.4 million for the nine months ended September 30, 1999, of which $436 million related to the loan securitization completed in May 1999.

Investment Securities

     Investment securities are a significant component of the Company's total earning assets. Total investment securities were $132.0 million at September 30, 1999, a 12.9% increase compared to $117.0 million at December 31, 1998. The increase is primarily attributable to additional purchases of mortgage-backed securities for liquidity management purposes and the pledging of securities for the Company's interest rate swap and repurchase agreement transactions late in the third quarter. At September 30, 1999, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements.

Funding Sources

     Deposits are the Bank's largest source of funds used to support earning assets. The Bank has been able to attract deposits by offering nationally competitive rates. The Bank's deposits increased $50.6 million, or 6.5%, from $775.4 million at December 31, 1998 to $826.0 million at September 30, 1999. This increase in deposits was primarily due to an increase in brokered certificates of deposit and a general emphasis on building the Bank's deposit base, in order to support and fund the overall increase in loan production volume.

     The Bank also uses FHLB Advances as an alternative low-cost funding source. FHLB Advances are secured by a pledge of most of the Company's residential mortgage portfolio. These Advances were $163.4 million at September 30, 1999, a 17.6% decrease compared to $198.4 million at December 31, 1998. The decrease at September 30, 1999 is primarily attributable to the Company's application of the proceeds from the sale of $70.7 million in consumer mortgage loans during March 1999, offset by additional draws of $25 million initiated late in the third quarter to support and fund the Bank's continued increase in loan production volume.

Capital

     At September 30, 1999 shareholders' equity of the Company totaled $51.8 million, or 4.4% of total assets, compared to $48.4 million, or 4.2% of total assets at December 31, 1998. The increase is primarily attributable to the net income of $5.3 million earned during the period, offset by a $2.3 million increase in the unrealized loss on investment securities available for sale, included in other comprehensive income (loss) in the accompanying financial statements.

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


                                              As of          As of
                                           September 30,  December 31,
      Analysis of Capital                     1999            1998
                                           -------------  ------------
                                              (Dollars in thousands)

      Tier 1 capital                          $ 91,067       $ 79,891
      Tier 2 capital                             4,953          3,430
                                              --------       --------
      Total qualifying capital                $ 96,020       $ 83,321
                                              ========       ========
      Total risk-weighted assets              $854,192       $802,409
                                              ========       ========
      Tier 1 leverage ratio                       7.81%          7.00%
      Total risk-based capital ratio             11.24%         10.38%
      Tier 1 risk-based capital ratio            10.23%          9.96%

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

 .  awareness of the Year 2000 issue and communication/education of key personnel on the approach for addressing potential problems;
 .  identification of significant systems, including both system hardware and software, and interfaces to and from these systems;
 .  inventory and assessment of personal computers and shadow systems;
 .  assessment of potentially affected operational systems;
 .  establishment of a testing plan to test key internal systems and a remediation plan to address any problems identified;
 . evaluation, and testing when applicable, of the Year 2000 efforts of significant vendors and outside service organizations providing processing for the Company; and,
 . development of contingency plans, where necessary, to address potential unidentified problems in both significant internal and external systems.

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

     Because of the nature of its operations, the primary external customers of the Company would be considered its borrowers and depositors. Although there is a level of inherent risk that a borrower may be unable to meet its obligation to the Company due to a Year 2000 related problem, this risk is mitigated because the Company does not have any loans that, by themselves, would materially impact the Company's loan portfolio. The risk is further diminished by the fact that the Company's loans are primarily secured by asset-based collateral where the fair market value of such property is typically equal to or greater than the outstanding loan balance.

     The Company has successfully completed the testing phase of its Year 2000 strategy which included testing of key internal systems and crucial shadow systems which includes spreadsheets and other underlying systems. Moreover, the Company has drafted contingency plans in the event of significant unforeseen Year 2000 problems and/or failures in critical processing areas. These contingency plans include written documentation of procedures necessary to minimize losses through implementation of alternate processing procedures in an expeditious manner. The contingency plans include such information as decision-making authority (i.e., personnel authorized to declare existing systems incapable of processing and, if necessary, effect the implementation of developed contingency procedures), key personnel to be involved if contingency plans are implemented, contact information of any outside parties to be involved, detailed procedures necessary to implement alternate processing, and interim controls which should be implemented while contingency plans are in place. While contingency plans are in place, in a worst case scenario, however, it is possible that basic utilities the Company depends on might not be available for an extended period of time. Should this unlikely event occur, the Company may experience significant delays in its ability to perform services.

     The Company has estimated its total internal costs for the Year 2000 project to be between $1.5 million and $2.0 million, of which $1.1 million was incurred prior to 1999 and approximately $400,000 has been incurred in fiscal 1999. Given the nature and scope of the project, it is not feasible at this stage to estimate the degree of success of the project. However, management believes the Company has a suitable plan in place to address the issue, and the final outcome is not anticipated to have a material adverse effect on the operations of the Company.

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

     ITEM 6(B)--REPORTS on Form 8-K

     No report on Form 8-K was filed by the Company during the period July 1, 1999 to September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1999            By: /s/ ROBERT M. COUCH
                                 ---------------------------------
                                     Robert M. Couch
                                     Executive Vice President

November 12, 1999            By: /s/ SUZANNE H. MOORE
                                 ---------------------------------
                                     Suzanne H. Moore
                                     Vice President and Controller

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

----------------
 * Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
 ** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
 *** Filed with Amendment No. 2 to the Registration Statement on Form S-1,
     filed May 26, 1998
 ****Filed with Annual Report on Form 10-K, filed April 1, 1999