Form 10-K405
period 1999-12-31
NEW SOUTH BANCSHARES INC
filed 2000-03-30
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ------------------------------

                                   Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 COMMISSION FILE NUMBER 333-49459


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

          Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class               Name of Each Exchange on Which
           to be so Registered               Each Class is to be Registered
  -------------------------------------      ------------------------------
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

Yes     X        No
    --------        ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 1, 2000: 1,255,537.10

                      DOCUMENTS INCORPORATED BY REFERENCE

                             None, except Exhibits

Item 1 Business

     New South Bancshares, Inc. (the "Company") is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. Through its financial institution subsidiary, New South Federal Savings Bank (the "Bank" or "New South"), the Company operates two full-service retail branch offices in Birmingham, Alabama, and 38 loan production offices located in 12 states throughout the southeastern and eastern United States. New South is the largest thrift and the sixth largest depository institution, based on asset size, headquartered in the State of Alabama.

     The Company's operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, manufactured housing lending and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The automobile installment lending program currently involves indirect lending through 600 automobile dealers in 6 southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans, including the land and the home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The Company actively funds and purchases commercial real estate loans originated by Collateral Mortgage, Ltd. ("Collateral"), an affiliate, which may be sold to investors or held in New South's portfolio.

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

     The Company was established in 1994 for the purpose of acquiring and holding 100 percent of the capital stock of New South. The Company and New South are members of a family of financial services companies that are owned primarily by W. T. Ratliff, Jr. and members of his family. Since W. T. Ratliff founded Collateral Investment Company in 1933, these companies have been engaged in virtually all aspects of real estate lending, investment, brokerage and management, and various other financial services business.

     Prior to the formation of the Company, New South was a wholly owned subsidiary of Collateral. Although Collateral's present emphasis rests on commercial lending, prior to 1997, Collateral also conducted residential mortgage lending operations consisting primarily of direct originations of residential mortgage loans which were generally underwritten and processed in accordance with the guidelines issued by FNMA, FLHMC, FHA or VA, i.e., conforming residential mortgage loans, through 39 retail mortgage origination offices located in 13 southern states. Effective July 1, 1997, Collateral transferred all 39 of its loan origination offices to New South (the "Transfer"). Prior to the Transfer, New South's residential mortgage lending operations consisted primarily of indirect originations of residential mortgage loans which were generally not underwritten and processed in accordance with government or federal agency guidelines, known as nonconforming residential mortgage loans, through correspondents and mortgage brokers, although it originated some nonconforming residential mortgage loans on a direct basis through seven origination offices.

     As a result of the Transfer, New South now originates conforming and nonconforming residential mortgage loans on a direct and indirect basis through 39 origination offices and a network of loan correspondents and mortgage brokers. New South also originates conforming and nonconforming residential mortgage loans on an indirect basis through correspondents and mortgage brokers.

     For financial details concerning the Company's business, see the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

Residential Mortgage Lending

Conforming Loans

     New South's primary line of business is the origination and subsequent sale of residential mortgage loans which New South classifies as conforming residential mortgage loans. These loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including FNMA, FHLMC, FHA and VA. The conforming residential mortgage loans are fixed-rate and adjustable-rate first mortgage loans with 15 year or 30 year terms generally secured by owner-occupied residences. New South's adjustable-rate mortgages ("ARMs") generally have interest rates that adjust semi-annually or annually.

     Presently, New South originates conforming residential mortgage loans primarily on a direct basis through 37 loan production offices located in the States of Alabama (11), Tennessee (4), Georgia (4), North Carolina (2), Florida
(4), Texas (2), Nevada (2), Kentucky (1), Louisiana (1), Virginia (2), Mississippi (1), and Arizona (1). These offices originate primarily single-family residential mortgage loans from a number of sources such as referrals from realtors, walk-in customers, borrowers, and advertising. New South augments its direct originations of conforming residential mortgage loans with indirect originations through over 250 wholesale customers, including independent mortgage brokers and correspondents, community banks, and other financial institutions in 14 states. These mortgage brokers and correspondents originate such loans using New South's underwriting criteria and standards and close such loans using funds advanced by New South simultaneously with, or following, closing. In some cases, loans are purchased at some point following closing in a secondary market transaction.


Nonconforming Loans

     New South originates nonconforming residential mortgage loans primarily on an indirect basis through mortgage brokers and correspondents, although it also originates nonconforming loans on a direct basis. All nonconforming residential mortgage loans originated, either on a direct or indirect basis, must conform to New South's underwriting guidelines for nonconforming residential mortgage loan products which have been internally developed by New South's management by analyzing a variety of factors, including the proposed equity in the collateral, the credit history and debt-to-income ratio of the borrower, the property type, and the characteristics of the underlying first mortgage, if any. Applying these guidelines, New South will internally classify a proposed nonconforming residential mortgage loan product as either Grade AA, A, B or C according to credit risk and establish the terms of the loan in accordance with such internal classifications.

     New South augments its indirect originations of nonconforming residential mortgage loans with direct originations through one loan production office in the State of Alabama. These offices have historically been operated by New South and were not acquired from Collateral in the Transfer. Like conforming residential mortgage loans, originations through these offices are derived from a number of sources such as referrals from realtors, brokers, walk-in customers, borrowers, and advertising.

Automobile Installment Lending

     New South offers automobile installment loans secured by automobiles, light-duty trucks, vans, boats, and other vehicles. New South began offering an automobile installment lending program in 1989 to automobile dealers in the southern United States. New South has an extensive automobile dealer network consisting of currently over 600 dealers in the States of Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. New South's automobile dealer network consists primarily of new car franchise dealers, with independent car dealers making up less than 15 percent of the dealer network.

Prime Loans

     The majority of New South's automobile installment loans are considered to be prime loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. New South's current guidelines for its prime lending products require an applicant to have, among other factors, a credit bureau score of at least 650. On used cars, the terms of the contract are also based, in part, on the actual mileage of the vehicle. The Company also classifies as prime an immaterial amount of other non automobile installment loans secured by deposits, boats and recreational vehicles and some signature loans.

     New South purchases prime products, typically fully secured, fixed rate retail installment contracts, from dealers for 100 percent of the principal amount of the loan on a non recourse basis.

Nonprime Loans

     New South offers a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain accounts. Terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers. Importantly, the automobile payment cannot exceed 15 percent of a nonprime borrower's gross income.

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

Commercial Real Estate Loans

     Commercial real estate loans are originated primarily by Collateral on an indirect basis through mortgage bankers and brokers nationwide. New South funds and closes in its name certain commercial real estate loans originated by Collateral. These loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wise variety of other commercial properties. Many of these loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, pension funds, conduit programs, and government sponsored entities. Many of these loans have been committed for sale to a third party prior to closing in New South's name, and providing this interim funding has been a relatively profitable and low risk activity for New South in recent years. In addition, New South may hold these loans in its own portfolio.

Commercial Loans

     New South makes available to certain independent automobile dealers automobile floor plan credit lines, which are revolving credit lines used for financing the used automobile inventory of independent automobile dealerships. New South develops prospects for commercial loans primarily through its existing customer base of independent automobile dealers who have sold retail installment contracts to New South. New South will make advances on a dealer's credit line when the dealer purchases an automobile and provides New South with proper evidence of title to the property.

Manufactured Housing

     During August 1998, New South began its manufactured housing division to provide in the Southeast direct and indirect retail financing for home only or land and home on both new and used products. Manufactured housing loans are originated on both a direct and indirect basis through dealers and mortgage brokers.

Funding Activities

     The Company funds its lending activities primarily through deposits. In addition, a significant source of funding for New South is the sale of residential mortgage loans and automobile installment loans either in the secondary market or as securitizations and advances from the FHLB. To a lesser extent, New South receives funds from traditional commercial borrowings as well as from net interest income, mortgage loan servicing fees, and loan principal repayments.

Deposits

     New South conducts deposit gathering activities in a traditional fashion through its two full service branches located in Birmingham, Alabama. In addition, New South operates an active telephone and internet banking center that handles incoming inquiries and conducts an outgoing telemarketing program for deposit products. New South has not built an extensive branch network and does not rely heavily on a local retail deposit base. It has primarily utilized certificates of deposit to compete for consumer deposits. New South attracts deposits from throughout the country and several foreign countries by paying very competitive rates.

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

Automobile Installment Loan Servicing

     From time to time, New South has sold a portion of its automobile installment loan originations while retaining servicing for a servicing fee and, in some instances, a 10 percent participation in the loans themselves. As servicer, New South collects and posts all payments, responds to inquiries of customers, investigates delinquencies, sends payment coupons to customers, oversees the collateral in cases of default and accounts for collections. New South's collections department takes all actions necessary to maintain the security interest granted in the financed automobiles, including investigating delinquencies, communicating with the consumer to ensure timely payments are made and when required, contracts with third parties to recover and sell the financed automobile.

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

     Under the HOLA, a thrift holding company may not (i) acquire, with certain exceptions, more than 5 percent of a non subsidiary savings institution or a nonsubsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the Federal Deposit Insurance Corporation ("FDIC").

     As a thrift holding company, the Company generally is not subject to any restriction as to the types of business activities in which it may engage, provided that New South continues to satisfy the Qualified Thrift Lender Test. Upon any nonsupervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its noninsured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to the other activities authorized by OTS regulation.

     New South is chartered as a federal savings bank which is regulated by the OTS. As a federal savings bank, New South is subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, New South's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of its operations. The deposits of New South are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC to the maximum extent provided by law generally $100,000 for each depositor. In addition, the FDIC has certain regulatory and examination authority over OTS regulated savings institutions, such as New South, and may recommend enforcement actions against New South to the OTS, even though the FDIC is not the primary regulator of New South. The supervision and regulation of New South is intended primarily for the protection of the deposit insurance fund and New South's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of New South.

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

     OTS Capital Requirements; Reserve Requirements. Under federal law and OTS regulations, savings associations are required to comply with each of three separate capital adequacy standards: a tangible capital requirements; a leverage ratio; and a risk-based capital requirement. The OTS is authorized to establish individual capital requirements for a savings association consistent with these capital standards. The OTS was required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") to promulgate additional capital requirements that in certain respects have superseded the capital requirements discussed immediately below.

     Tangible Capital. The OTS capital regulations require tangible capital of at least 1.5 percent of adjusted total assets, as defined by regulation. Tangible capital generally includes common shareholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus. In addition, all intangible assets, other than a limited amount of properly valued mortgage servicing rights ("MSRs"), must be deducted from tangible capital.

     Leverage Ratio. The leverage ratio adopted by the OTS requires savings associations to maintain core capital in an amount equal to at least three percent of adjusted total assets. Core capital includes common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, certain goodwill and MSRs less certain intangible assets, and investments in nonincludable subsidiaries. In general, intangible assets must be deduced in computing core capital because they are excluded from assets under the OTS's capital rules. There are exceptions to this rule of deduction, however. MSRs and purchased credit card relationships ("PCCRs") are limited in the aggregate to the lesser of 100% of the amount of core capital computed before the deduction of any disallowed servicing assets and disallowed PCCRs, or the amount of servicing assets and PCCRs, with PCCRs not exceeding 25 percent of core capital, provided that such rights must be valued at the lower of 90 percent of fair market value or 100 percent of the remaining unamortized book value of the asset.

     Risk-based Capital. The risk-based capital standard for savings institutions requires the maintenance of total capital, which is defined as core capital and supplementary capital less certain holdings, to risk-weighted assets of at least eight percent. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet instruments, are multiplied by a risk weight of 0 percent to 100 percent, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the three percent leverage standard. The components of supplementary capital currently include cumulative preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the general allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent of risk-adjusted assets. Overall, the amount of supplemental capital counted toward total capital cannot exceed 100 percent of core capital.

     Federal Deposit Insurance. New South is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF.

     The FDICIA was enacted to recapitalize the Bank Insurance Fund ("BIF") and impose certain supervisory and regulatory reforms on insured depository institutions. Pursuant to the FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The assessment rate depends on the capital category and supervisory category to which an institution is assigned. For the first 9 months of 1996, the assessment rate for SAIF-insured institutions ranged from 0.23 percent of deposits for well-capitalized institutions in the highest supervisory subgroup to 0.31 percent of deposits for undercapitalized institutions in the lowest supervisory subgroup.

     In late 1995, the FDIC amended the risk-based assessment schedule for depository institutions with deposits insured by the BIF, resulting in a significant reduction in FDIC assessments for BIF-insured but not SAIF-insured institutions. In response to this assessment disparity, the Deposit Insurance Funds Act of 1996 (the "1996 Act"), enacted on September 30, 1996, amended the Federal Deposit Insurance Act (the "FDI Act") in several ways to recapitalize the SAIF and reduce the disparity between the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the required reserve ratio of 1.25 percent. SAIF-insured institutions on November 27, 1996 paid a special assessment equal to
65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provides the amount of the special assessment that will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, New South recorded an expense for the special assessment in 1996 of $3.2 million, or $1.9 million net of tax. In view of the recapitalization of the SAIF, in December 1996 the FDIC reduced the assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. As a result, the insurance assessment rates for SAIF-insured institutions, like New South, were set at 18 to 27 basis points for the last quarter of 1996 and zero to 27 basis points for 1997. In addition, SAIF-insured institutions will be required, until payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of 1.29 basis points. After December 31, 1999, BIF and SAIF members will be assessed at the same rate for FICO obligations.

     The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for the SAIF or the BIF unless required to maintain or to achieve the designated reserve ratio of 1.25 percent, except for assessments on institutions that are not classified as well-capitalized or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. New South is classified as well-capitalized and has not been found by the OTS to have such supervisory weaknesses. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, New South, as long as it maintains its capital and supervisory status, will pay substantially lower FDIC assessments compared to those it paid in recent years.

     Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65 percent of its portfolio assets, defined as total assets less (i) specified liquid assets up to 20 percent of total assets, (ii) intangible assets, including goodwill, and (iii) the value of property used to conduct business, in certain "qualified thrift investments," such as home residential mortgage loans and other residential real estate-related assets, on a monthly average basis in 9 out of every 12 months.

     A savings institution that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. See "Supervision and Regulation--Supervision and Regulation of the Company." At December 31, 1999, New South qualified as a QTL.

     Legislation enacted into law on September 30, 1996 made certain amendments to the HOLA that significantly liberalize the QTL test. First, the new law permits loans to small businesses, student loans and credit card loans to be counted as Qualified Thrift Investments without percentage limits. The current 10 percent limit on all other loans to households is eliminated by the new law, and such loans may now be counted toward the QTL test within the 20 percent of portfolio assets limit. Second, the statute amends the QTL test to provide that a savings institution may be considered a QTL either (i) by satisfying the HOLA's QTL requirements or (ii) by qualifying as a "domestic building and loan association" as defined under the Code.

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

     Limitations on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings association must provide the OTS with a 30 day advance notice of all proposed capital distributions whether or not supervisory approval is required under OTS regulations.

     Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. Each institution must monitor conditions in the real estate market in its lending area to ensure its real estate lending policies continue to be appropriate for current market conditions. An institution's real estate lending policy must reflect consideration of Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

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

     New South attempts in good faith to comply with the provisions of these statutes and their implementing regulations; however, the provisions are complex and even inadvertent noncompliance could result in liability to New South. During the past several years, numerous individual claims, purported class actions and federal enforcement proceedings have been commenced against a number of financial institutions alleging that one or more of these provisions have been violated. While New South has incurred no material detriment as a result of these actions, there can be no assurance that one or more aspects of its lending program will not be found to have been in violation of these statutes.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the institution. FIRREA amended the CRA to require all institutions to make public disclosure of their CRA performance using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." New South received a satisfactory rating in its last CRA examination by the OTS dated September 8, 1998.

     On May 4, 1995, the bank regulatory agencies, including the OTS, adopted new uniform CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations will be assessed and enforced. The regulations establish three tests applicable to New
South: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate its delivery of services to such areas, and (iii) an investment test to evaluate its investment in programs beneficial to such areas. The new CRA regulations became effective on July 1, 1995, but reporting requirements were not effective until January 1, 1997. Evaluation under the regulations was not mandatory until July 1, 1997. New South's current operations and policies substantially comply with the regulations.

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

     Transactions with Affiliates. New South is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from New South unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by New South are generally limited in amount as to the Company and as to any other individual affiliate in the aggregate amount of 10 percent of New South's capital and surplus and as to the Company and all affiliates to an aggregate of 20 percent of New South's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from New South for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. New South's ability to extend credit to its directors, executive officers, and 10 percent shareholders, as well as to entities controlled by such persons, is governed by the requirements of Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve thereunder.

     Liquidity Requirements. New South is required by OTS regulation to maintain an average daily balance of liquid assets such as cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations, in each calendar quarter of not less than four percent of the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during its preceding quarter.

     Branching. Subject to certain limitations, the HOLA and the OTS regulations currently permit federally chartered savings institutions such as New South to establish branches in any state of the United States and its territories. A savings association must apply with the OTS prior to opening a branch. The regulations allow the OTS to grant supervisory clearance to an applicant based on the policies, condition of the applicant including whether the applicant has adequate capital and its CRA record.

     Recent Legislation. On November 12, 1999, President Clinton signed into law the Graham-Leach-Bliley Act ("Act"), which allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The Graham-Leach-Bliley Act also addressed privacy issues and creates an obligation for financial institutions to adopt their own privacy policies, to provide those policies to customers before the time the customer relationship is established, to periodically redistribute the privacy policy, to adhere to it, and permit customers to "opt-out" of information sharing with third parties in most circumstances. At this time, no predictions can be made regarding the impact that the Act may have on New South's financial condition or results of operations.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, New South is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate unpaid principal of its home residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances, borrowings, from the FHLB, whichever is greater.

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

Capital

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0 percent to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of New South consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. New South's Tier 2 capital consists of the general reserve for possible loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. New South has consistently exceeded regulatory minimum guidelines. New South's current ratios place New South in the well capitalized category.

Item 2.  Properties

     The principal executive offices of the Company are located at 1900 Crestwood Boulevard, Birmingham, Alabama in a 63,000 square foot building owned by Collateral. New South owns a 42,789 square foot facility located at 215 North 21st Street in Birmingham, Alabama of which 51 percent is occupied by New South. The remaining space is leased to multiple tenants. New South also owns an 85,000 square foot building located at 210 Automation Way, Birmingham, Alabama.

     In addition, New South leases space at 2000 Crestwood Boulevard, Birmingham, Alabama in a 15,000 square foot building. New South leases all of its other physical locations in the normal course of business. At December 31, 1999, New South had 38 offices in 30 cities which were leased. Substantially all leases are for periods of from one to five years.

Item 3.  Legal Proceedings

     The Company, from time to time, has been named in ordinary, routine litigation. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities. Management is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1999 to a vote of the security holders of the Company.

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company was held by approximately 57 stockholders as of March 1, 2000. The common stock of the Company has not been registered under the Securities Act of 1933 (the "Securities Act"), and the Company is not aware of the existence of any trading activity in the common stock.
Accordingly, there is no market for such common stock, and no market is expected to develop in the foreseeable future.

     From time to time in the past, the Company has purchased shares of common stock from Company shareholders who desired to sell their shares. The Company has never encouraged such sales and has historically paid only the then current book value. On August 26, 1998, the Company purchased 126,766.50 shares of its common stock at $77.25 as part of an offer. There have been no other purchases since that time.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following information summarizes selected consolidated financial data for the last five years. The summary below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes included therein.

                                                                   December 31
                                     --------------------------------------------------------------------------
                                        1999            1998             1997            1996            1995
                                     ----------      ----------        --------        --------        --------
                                                 (In thousands, except percentage and per share data)
Summary of Operations Data
Interest income                      $   85,356      $   83,251        $ 75,491        $ 65,535        $ 55,064
Interest expense                         53,584          52,299          47,723          43,158          37,523
                                     ----------      ----------        --------        --------        --------
Net interest income                      31,772          30,952          27,768          22,377          17,541
Provision for loan losses                 3,638           3,944           2,954           2,492             572
                                     ----------      ----------        --------        --------        --------
Net interest income after
  provision for loan losses              28,134          27,008          24,814          19,885          16,969

Noninterest income
Loan administration income               12,427           6,191           4,915           4,870           4,547
Gain on sale of loan                      9,979          11,387           5,079             457             629
Other income                             15,563          15,992           5,320           2,998           1,490
                                     ----------      ----------        --------        --------        --------
Total                                    37,969          33,570          15,314           8,325           6,666

Noninterest expense:
Salaries and benefits                    34,347          26,286          16,024           7,424           5,371
Other expense                            27,759          22,467          15,398          15,742          12,633
                                     ----------      ----------        --------        --------        --------
Total                                    62,106          48,753          31,422          23,166          18,004
Income before income taxes                3,997          11,825           8,706           5,044           5,631
Income taxes expense                      1,406           5,088           3,990           2,482           2,265
                                     ----------      ----------        --------        --------        --------
Net Income                           $    2,591      $    6,737        $  4,716        $  2,562        $  3,366
                                     ==========      ==========        ========        ========        ========
Per Share Data
Earnings per share                   $     2.06      $     5.05        $   3.42        $   1.84        $   2.42
Weighted average shares
  outstanding                             1,255           1,333           1,377           1,391           1,393

Selected Year End Balances
Total assets                         $1,021,107      $1,142,622        $994,053        $822,980        $746,518
Investment securities
  available for sale                    132,482         109,591         197,135          94,451          96,678
Loans, net of unearned
  income                                748,277         812,877         727,854         681,730         561,611
Allowance for loan losses                11,114           9,107           7,333           5,904           4,562
Deposits                                745,085         775,448         695,365         660,668         539,011
Federal Home Loan Bank
  Advances                              128,417         198,418         179,420          95,388         104,000
Total liabilities                       973,799       1,094,182         941,739         775,039         700,738
Shareholders' equity                     47,308          48,440          52,314          47,941          45,780

Performance Ratios
Return on average assets                   0.24%           0.65%           0.51%           0.31%           0.47%
Return of average equity                   5.44           13.71            9.17            5.22            7.75
Interest rate spread                       2.56            2.72            2.74            2.53            2.28
Net interest margin                        3.04            3.22            3.21            2.94            2.65
Ratio of average
  interest-earning assets
  to average interest-bearing
  liabilities                            109.40          109.14          108.46          107.19          106.56
Ratio of noninterest expense
  to average assets                        5.71            4.71            3.42            2.84            2.52
Efficiency ratio                          89.05           75.56           72.94           75.45           74.38
Average equity to
  average assets                           4.38            4.75            5.59            6.02            6.08

Asset Quality Data
Net charge-offs to average
  loans, net of unearned income            0.18%           0.28%           0.21%           0.18%           0.22%
Nonperforming assets to
  total assets                             1.25            0.94            0.93            1.20            0.78
Nonperforming loans to
  total loans, net of
  unearned income                          1.26            1.19            1.12            1.21            0.69
Allowance for loan losses to
  total loans, net of
  unearned income                          1.49            1.12            1.01            0.87            0.81
Allowance for loan losses
  to total nonperforming
  assets                                  87.37           84.57           78.97           59.99           78.43

Capital Ratios(1)
Tangible capital (tier 1
  to total assets)                         8.64%           7.00%           6.17%           6.89%           7.24%
Tier 1 capital (to risk
  weighted assets)                        11.87%           9.96%           9.51%          10.27%          11.12%
Total risk-based capital
  (to risk weighted assets)               12.10%          10.38%          10.48%          11.10%          11.78%

(1) Capital ratio data for all period presented are for New South only

Quarterly Results of Operations (Unaudited)

The quarterly results of operations for the years ended December 31, 1999 and 1998 are as follows:

                                                                1999
                                       ------------------------------------------------------
                                                  Fourth       Third      Second       First
                                        Total     Quarter     Quarter     Quarter     Quarter
                                       -------    -------     -------     -------     -------
                                               (In thousands, except per share data)
Interest income                        $85,356    $23,092     $20,317     $19,868     $22,079
Interest expense                        53,584     14,286      12,331      12,681      14,286
Net interest income                     31,772      8,806       7,986       7,187       7,793
Provision for loan losses                3,638        964       1,241         215       1,218
Income before income taxes               3,997     (2,919)      1,127       1,886       3,903
Net income                               2,591     (2,729)      1,563       1,464       2,293
Per common share:
Net income(1)                          $  2.06    $ (2.17)    $  1.24     $  1.17     $  1.83
  Weighted average shares outstanding    1.255      1.256       1.256       1.256       1.254

                                                                1998
                                       ------------------------------------------------------
                                                  Fourth       Third      Second       First
                                        Total     Quarter     Quarter     Quarter     Quarter
                                       -------    -------     -------     -------     -------
                                               (In thousands, except per share data)
Interest income                        $83,251    $21,294     $21,422     $20,218     $20,317
Interest expense                        52,299     13,751      13,167      12,523      12,858
Net interest income                     30,952      7,543       8,255       7,695       7,459
Provision for loan losses                3,944        877       1,543         875         649
Income before income taxes              11,825      1,906       3,931       3,969       2,019
Net income                               6,737        953       2,269       2,251       1,264
Per common share:
Net income(1)                          $  5.05    $  0.76     $  1.71     $  1.63     $  0.92
  Weighted average shares outstanding    1.333      1.250       1.327       1.377       1.377

(1) Per share amount are computed based on the weighted average shares outstanding during each quarter. Therefore, due to rounding differences with the weighted average shares calculation and per share amounts, net income per share for the quarters may not amount to the annual totals shown.


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

     New South Bancshares, Inc. (the "Company") is a unitary thrift holding company formed in November of 1994. The Company has two wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank") and Collateral Agency of Texas, Inc. New South has two subsidiaries, Avondale Funding.com, inc. ("Avondale" or "AFC") and New South Agency, Inc. and a 50 percent interest in a joint venture, DPH/Collateral New South Funding Venture, Ltd. ("DPH"). On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation, in which the purchased assets and the assumed Acquisition liabilities are held and which continues to operate the national mortgage origination business. In July 1999, Avondale Funding Corporation's name was changed to Avondale Funding.com, inc. Subsequent to year end, the Bank began the cessation of operations of AFC for business reasons. See Item 8, Note 25, Subsequent Event for further details.

     In July 1997, Collateral Mortgage, Ltd. ("Collateral"), an affiliate of the Company, transferred 39 loan origination offices to New South (the "Transfer"). Effective January 1, 1999, Collateral transferred its residential mortgage servicing operations to New South (the "Servicing Transfer") under a subservicing agreement. The servicing portfolio totaled $2.6 billion. On $1.4 billion of the servicing portfolio New South already owned the servicing rights. As a result of the Transfer and the Servicing Transfer, all direct costs associated with these operations are now incurred by New South.

General

     The Company's operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, manufactured housing lending, and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The automobile installment lending program currently involves indirect lending through approximately 600 automobile dealers in 6 southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans, including the land and the home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The Company conducts deposit gathering activities in a traditional fashion through its two full service branches located in Birmingham, Alabama, and through its telephone banking center. See "Business."

     The Company's net income results primarily from New South's operations. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Variations in the volume and mix of interest-earning assets and interest-bearing liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Net income is further affected by the provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of loan administration income and origination fees related to mortgage banking operations, net gains on the sales of loans, and other income. Noninterest expense consists primarily of salaries and benefits, net occupancy and equipment expense, and other expenses.

     Loans are the single largest component of the Company's earning assets and generally have a more favorable return than other categories of earning assets. Average loans, net of unearned income, increased 17.2 percent from $766.8 million during 1998 to $898.4 million during 1999.

      Deposits are New South's largest source of funds used to support earning assets. New South's average deposits increased $43.5 million, or 5.8 percent, from $749.6 million during 1998 to $793.1 million during 1999. This increase in funding facilitated increased loan originations within several of the Bank's lending areas. The Company has generally been able to attract deposits by offering nationally competitive rates.

     The Company also increased its use of Federal Home Loan Bank ("FHLB") advances as an alternative funding source. Average advances increased from $151.5 million in 1998 to $158.8 million in 1999.

     New South is required by the Office of Thrift Supervision ("OTS") to meet certain capital requirements. Among these are minimum leverage, tangible, and risk-based capital ratios. New South has consistently exceeded these minimum guidelines. At December 31, 1999, New South's capital ratios placed it within the regulatory definition of a "well capitalized" institution.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net interest income increased $820,000, or 2.6 percent, from $31.0 million in 1998 to $31.8 million in 1999. The increase resulted from a higher level of average earning assets, partially offset by a decrease in the net interest rate margin. The decline in the net interest rate margin, which decreased from 3.22 percent in 1998 to 3.04 percent in 1999, primarily resulted from lower rates earned on loans. This results, in part, from changes in the mix of the loan portfolio, specifically a decrease in the average balance of nonconforming residential mortgage loans coupled with lesser reductions in funding costs. The growth in average earning assets, which increased from $960.9 million in 1998 to over one billion dollars in 1999, resulted from volume generated by the Acquisition, continued loan originations resulting from the Transfer, and increases in loan production within nonconforming lending areas.

     The provision for loan losses decreased $306,000, or 7.8 percent, from $3.9 million in 1998 to $3.6 million in 1999. This decrease was facilitated by a $64.6 million, or 7.9 percent decrease in loans from $812.9 million at December 31, 1998 to $748.3 million at December 31, 1999 resulting from securitization of loans in December 1999. The allowance for loan losses as a percentage of total loans, net of unearned income, increased from 1.1 percent at December 31, 1998 to 1.5 percent at December 31, 1999. The allowance for loan losses as a percentage of total nonperforming assets was 84.6 percent and 87.4 percent at December 31, 1998 and 1999, respectively. See "--Provision and Allowance for Loan Losses."

     Noninterest income increased $4.4 million, or 13.1 percent, from $33.6 million in 1998 to $38.0 million in 1999. Loan administration income increased from $6.2 million in 1998 to $12.4 million, an increase of $6.2 million, or
100.7 percent, as a result of the Servicing Transfer. The increase in loan administration income was partially offset by a decrease in origination fees of $1.6 million, from $11.4 million in 1998 to $9.8 million in 1999, attributable to a decline in the number of residential mortgage loans originated. This was further offset by a decline in gains on sale of loans of $1.4 million from $11.4 million in 1998 to $10.0 million in 1999, resulting from the securitization and sale of approximately $656.4 million of loans during 1999. See "--Noninterest Income and Expense."

     Noninterest expense increased $13.4 million, or 27.4 percent, from $48.8 million in 1998 to $62.1 million in 1999. Salaries and benefits totaled $26.3 million in 1998 and $34.3 million in 1999, an increase of $8.1 million, or 30.7 percent. Net occupancy and equipment expense was $4.0 million in 1998 and $6.2 million in 1999, an increase of $2.2 million, or 53.9 percent. Other expenses were $18.4 million in 1998 and $21.6 million in 1999, an increase of $3.1 million, or 16.9 percent. These increases are directly attributable to the Acquisition and the Servicing Transfer. The increases in noninterest expenses resulting from the Acquisition were: Salaries and Benefits: $3.0 million; Net
Occupancy: $1.1 million; Other Expenses: $2.6 million; totaling $6.8 million. Overall, the Acquisition accounted for 50.8 percent of the Company's increase in noninterest expeses. Loan servicing fees paid to affiliates were $4.5 million in 1998 and $354,000 in 1999, a decrease of $4.1 million, or 92.1 percent, another result of the Servicing Transfer. See "--Noninterest Income and Expense."

    The provision for income taxes was $1.4 million in 1999, an effective rate of 35.2 percent, compared with $5.1 million in 1998, an effective rate of 43.0 percent, partially a result of the decline in income before income taxes and the elimination of the valuation allowance. Effective January 1, 1999, the Company elected S corporation status. Corporations electing such treatment under the Internal Revenue Code are not generally subject to Federal corporate taxation. However, the elimination of Federal deferred tax assets established prior to the election resulted in a higher effective tax rate. After 1999, the effective rate of income taxes, applicable to only states that do not recognize S corporations, will be significantly lower.

     Net income decreased $4.1 million, or 61.5 percent, from $6.7 million, or $5.05 per share, in 1998, to $2.6 million, or $2.06 per share, in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net interest income increased $3.2 million, or 11.5 percent, from $27.8 million in 1997 to $31.0 million in 1998. The increase resulted from a slight improvement in the net interest rate margin and a higher level of average earning assets. The improvement in the net interest rate margin, which increased from 3.21 percent in 1997 to 3.22 percent in 1998, primarily resulted from higher rates earned on loans, resulting in part from changes in the mix of the loan portfolio, specifically increases in the average balances of nonconforming residential mortgage and nonprime automobile installment loans coupled with stable funding costs. The growth in average earning assets, which increased from $866.1 million in 1997 to $960.9 million in 1998, primarily resulted from loan volume generated by the Transfer.

     The provision for loan losses increased $990,000, or 33.5 percent, from $3.0 million in 1997 to $3.9 million in 1998. This was due, in part, to a $528,000 increase in net charge-offs of automobile installment loans. The allowance for loan losses as a percentage of total loans, net of unearned income, increased from 1.0 percent at December 31, 1997 to 1.1 percent at December 31, 1998. Continued loan growth, especially in the nonconforming residential mortgage loan portfolio and in residential construction and land lending, were the primary factors contributing to the increased allowance. An increase in nonperforming loans from $8.1 million at December 31, 1997 to $9.6 million at December 31, 1998 also necessitated the increase. The allowance for loan losses as a percentage of total nonperforming assets was 79.0 percent and
84.6 percent at December 31, 1997 and 1998, respectively. See "--Provision and Allowance for Loan Losses."

     Noninterest income increased $18.3 million, or 119.2 percent, from $15.3 million in 1997 to $33.6 million in 1998. The most substantial contributing factors to the increase in noninterest income were increases in origination fees and the gain on sale of loans, which increased $7.7 million and $6.3 million, respectively. Another significant contributor to the increase in noninterest income was the increase in other income of $3.3 million. This category is primarily comprised of management fees paid by affiliates, underwriting fees, and other income that includes miscellaneous loan income. All of these increases were the result of a full year of operations after the Transfer and the overall increase in total loan originations from 1997 to 1998. See "-- Noninterest Income and Expense."

     Noninterest expense increased $17.3 million, or 55.2 percent, from $31.4 million in 1997 to $48.8 million in 1998. Significant contributors to this increase were increases in salaries and benefits of $10.3 million and increases in net occupancy and equipment expense of $2.1 million. These increases are attributable to the Transfer and the 104.1 percent increase in total loan originations in 1998. Another significant contributor to the increase in noninterest expense was a $5.0 million increase in other expense, including $2.3 million in 1998 related to the branch purchase fee expense due Collateral as a part of the Transfer agreement. Other expenses were $13.4 million in 1997 and $18.4 million in 1998. See "--Noninterest Income and Expense."

     Net income increased $2.0 million, or 42.9 percent, from $4.7 million, or $3.42 per share, in 1997, to $6.7 million, or $5.05 per share, in 1998. Increased net interest income and the net decline in all noninterest categories were the primary reasons for the growth in earnings.


Net Interest Income

General

     Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Company's net interest rate margin.

Average Balances, Income, Expenses and Rates

     The following table sets forth, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

                 Average Balances, Income, Expense, and Rates

                                                                         Year Ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                                 1999                              1998                           1997
                                  ------------------------------    -----------------------------    -----------------------------
                                    Average     Income/   Yield/      Average     Income/  Yield/     Average    Income/    Yield/
                                    Balance     Expense    Rate       Balance     Expense   Rate      Balance    Expense     Rate
                                  ----------    --------  ------    ----------    -------  ------    --------    -------    ------
                                                                  (In thousands, except percentages)
Assets
  Loans, net of unearned
    income(1)                     $  898,379    $76,829    8.55%    $  766,780    $70,844    9.24%    $713,935    $64,831    9.08%
  Federal funds sold                  17,131        811    4.73          6,109        424    6.94        6,512        381    5.85
  Investment securities
    available for sale                71,469      4,128    5.78        141,751      9,098    6.42      105,536      7,436    7.05
  Other investments                   58,133      3,588    6.17         46,255      2,885    6.24       40,129      2,843    7.08
                                  ----------    -------    ----     ----------    -------    ----     --------    -------    ----
    Total earning assets           1,045,112     85,356    8.17        960,895     83,251    8.66      866,112     75,491    8.72
  Securities under repurchase
    agreements                                                              39                           2,129
  Allowance for loan losses          (10,077)                           (8,072)                         (6,489)
  Other assets                        52,440                            82,995                          57,875
                                  ----------                        ----------                        --------
    Total Assets                  $1,087,475                        $1,035,857                        $919,627
                                  ==========                        ==========                        ========
Liabilities and Shareholders'
  Equity
  Other interest-bearing
    deposits                      $    3,689        150    4.07     $    3,020        118    3.91     $  3,095        126    4.07
  Savings deposits                    83,035      3,811    4.59         61,657      2,691    4.36       59,085      2,595    4.39
  Time deposits                      629,829     35,872    5.70        593,775     35,915    6.05      571,221     35,011    6.13
  Other borrowings                    45,443      2,358    5.19         51,964      3,151    6.06       51,624      3,149    6.10
  Federal Home Loan Bank advances    158,782      8,461    5.33        151,476      8,851    5.84      113,512      6,842    6.03
  Guaranteed preferred beneficial
    interests in the Company's
    subordinated debt                 34,500      2,932    8.50         18,555      1,573    8.48            -          -       -
                                  ----------    -------    ----     ----------    -------    ----     --------    -------    ----
    Total interest-bearing
      liabilities                    955,278     53,584    5.61        880,447     52,299    5.94      798,537     47,723    5.98
  Noninterest-bearing liabilities     76,507                            91,125                          57,037
  Accrued expenses and other
    liabilities                        8,061                            15,131                          12,611
  Shareholders' equity                47,629                            49,154                          51,442
                                  ----------                        ----------                        --------
  Total Liabilities and
    Shareholders' Equity          $1,087,475                        $1,035,857                        $919,627
                                  ==========               ----     ==========               ----     ========               ----
  Net interest rate spread                                 2.56%                             2.72%                           2.74%
                                                -------    ====                   -------    ====                 -------    ====
  Net interest income                           $31,772                           $30,952                         $27,768
                                                =======                           =======                         =======
  Net interest rate margin                                 3.04%                             3.22%                           3.21%
                                                           ====                              ====                            ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all years presented are included in the interest amounts for loans.

Analysis of Changes in Net Interest Income

     The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1997 to 1998 and 1998 to 1999. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.

                  Analysis of Changes in Net Interest Income

                                                                                            Years Ended December 31,
                                                                               ----------------------------------------------------
                                                                               1999 Compared to 1998        1998 Compared to 1997
                                                                               Change Attributable to       Change Attributable to
                                                                               ------------------------     -----------------------
                                                                                Volume    Rate      Mix      Volume    Rate    Mix
                                                                               -------   ------    -----    -------   ------  -----
                                                                                                  (In thousands)
Earning Assets
Total loans, net of unearned income (1)                                        $12,159   $(5,269)  $(905)   $4,799    $1,131  $  83
Federal funds sold                                                                 765      (135)   (243)      (24)       71     (4)
Investment securities available for sale                                        (4,511)     (911)    452     2,552      (662)  (228)
Other investments                                                                  741       (30)     (8)      434      (340)   (52)
                                                                               -------   -------   -----    ------    ------  -----
Total interest income                                                            9,154    (6,345)   (704)    7,761       200   (201)

Interest Bearing Liabilities
Other interest bearing deposits                                                     26         5       1        (3)       (5)     -
Savings deposits                                                                   933       139      48       113       (16)    (1)
Time deposits                                                                    2,181    (2,096)   (128)    1,382      (460)   (18)
Other borrowings                                                                  (395)     (455)     57        21       (19)     -
Federal Home Loan Bank advances                                                    427      (779)    (38)    2,288      (209)   (70)
Guaranteed preferred beneficial interests in the Company's
   subordinated debt                                                             1,352         4       3     1,573         -      -
                                                                               -------   -------   -----    ------    ------  -----
Total interest expense                                                           4,524    (3,182)    (57)    5,374      (709)   (89)
                                                                               -------   -------   -----    ------    ------  -----
Net interest income                                                            $ 4,630   $(3,163)  $(647)   $2,387    $  909  $(112)
                                                                               =======   =======   =====    ======    ======   ====

----------
(1) Loans, net of unearned income includes nonaccrual loans for all years presented.

Interest Sensitivity and Market Risk

Interest Sensitivity

     Through policies established by the Bank's Asset/Liability Management Committee ("ALCO"), the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. ALCO uses a combination of earnings and market value sensitivity analyses and traditional gap analysis. These analyses compare the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets and interest-bearing liabilities and off balance sheet instruments in order to measure, monitor, and manage interest rate risk. The differences in the various maturities or repricings, known as GAP, are summarized in the analysis below for December 31, 1999:

                              Summary Gap Report

                                                                                As of December 31, 1999
                                             ---------------------------------------------------------------------------------------
                                             Immediate       Over Three        Over One        Over Five
                                              to Three         Months        Year Through    Years Through    Over Ten
                                               Months        to One Year      Five Years       Ten Years        Years        Total
                                             ------------    ------------    -------------   -------------    --------     ---------
                                                                                    (In thousands)
Interest-bearing deposits in other banks     $  11,732       $       -        $      -        $      -        $      -     $ 11,732
Investment securities available for sale        14,707          43,904          65,719           1,940           6,212      132,482
Loans held for sale                             66,258               -               -               -               -       66,258
Loans, net of unearned income                  249,848         104,711         224,923         116,785          52,010      748,277
                                             ---------       ---------        --------        --------        --------     --------
   Total Assets                              $ 342,545       $ 148,615        $290,642        $118,725        $ 58,222     $958,749
                                             =========       =========        ========        ========        ========     ========


Interest-bearing deposits                    $ 420,996       $ 156,819        $ 84,728        $ 34,861        $      -     $697,407
Federal funds purchased and securities sold
  under agreement to repurchase                 50,923               -               -               -               -       50,923
Federal Home Loan Bank advances                 85,000          25,000          18,387               -              30      128,417
Notes payable                                    6,115               -               -               -               -        6,115
Guaranteed preferred beneficial interest in
  the Company's subordinated debentures              -               -               -               -          34,500       34,500
                                             ---------       ---------        --------        --------        --------     --------
   Total Liabilities                         $ 563,034       $ 181,819        $103,115        $ 34,861        $ 34,530     $917,362
                                             =========       =========        ========        ========        ========     ========

Periodic Gap                                 $(220,489)      $ (33,204)       $187,527        $ 83,861        $ 23,692
Cumulative Gap                               $(220,489)      $(253,693)       $(66,166)       $ 17,695        $ 41,387
Impact of Rate Gaps                          $ 230,000       $       -        $      -        $      -        $      -
Impact of Swaps                              $  30,000       $ (25,000)       $(30,000)       $ 25,000        $      -
Hedged Periodic Gap                          $  39,511       $ (58,204)       $157,527        $108,861        $ 23,692
Hedged Cumulative Gap                        $  39,511       $ (18,693)       $138,834        $247,695        $271,387


     The Company's interest rate sensitivity analysis evaluates interest rate risk based on the impact of various interest rate scenarios on the net interest income and the market value of the portfolio equity ("MVPE"). The MVPE analysis is required quarterly by the OTS. The Company also uses an earnings simulation model to determine the effects of several interest rate scenarios on the Company's net interest income. ALCO meets semi-monthly to monitor and evaluate the interest rate risk position of New South and to formulate and implement strategies for increasing and protecting the interest rate margin and net income.

     Brokered deposits, or deposits received through third party depositor representatives, are considered to be highly interest rate sensitive and are reflected in interest rate risk analyses reviewed by ALCO. Additionally, both the Committee and New South's Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

     The Company uses interest rate contracts, primarily interest rate swaps and caps, to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its interest rate swaps and caps through a review of the creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

     At December 31, 1999, New South had interest rate swap contracts with notional amounts totaling $100 million. Of these, $65 million were variable-for-fixed swap contracts which effectively convert $65 million in variable rate funding to fixed rate funding, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. Additionally, the Company has entered into $35 million in fixed-for-variable swaps concurrent with the issuance of $35 million in brokered certificates of deposit. These swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit. New South also had $230 million in interest rate cap contracts outstanding at December 31, 1999. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio as noted in the Summary Gap Report. The interest rate cap contracts serve as hedges against increases in the costs of liabilities.

     The following table sets forth the Company's interest rate contract activity for the years 1997, 1998 and 1999.

                         Interest Rate Swaps and Caps

                                                             Interest Rate Swaps
                                                             -------------------
                                                              Received       Pay       Interest
                                                               fixed       fixed      Rate Caps     Total
                                                              --------     -----      ---------   ---------
                                                                               (In thousands)
Balance at December 31, 1996                                  $      -    $ 120,000   $ 215,000   $ 335,000
Additions                                                       45,000            -      90,000     135,000
Maturities                                                           -      (40,000)          -     (40,000)
Calls                                                                -            -           -           -
Terminations                                                         -            -           -           -
                                                              --------    ---------   ---------   ---------
Balance at December 31, 1997                                    45,000       80,000     305,000     430,000
Additions                                                       10,000       40,000      40,000      90,000
Maturities                                                           -      (40,000)    (40,000)    (80,000)
Calls                                                          (15,000)           -           -     (15,000)
Terminations                                                         -            -           -           -
                                                              --------    ---------   ---------   ---------
Balance at December 31, 1998                                    40,000       80,000     305,000     425,000
Additions                                                       25,000      100,000      30,000     155,000
Maturities                                                           -      (15,000)   (105,000)   (120,000)
Calls                                                          (30,000)           -           -     (30,000)
Terminations                                                         -     (100,000)          -    (100,000)
                                                              --------    ---------   ---------   ---------
Balance at December 31, 1999                                  $ 35,000    $  65,000   $ 230,000   $ 330,000
                                                              ========    =========   =========   =========


     The following table sets forth the relative maturities and interest rates related to interest rate contracts outstanding at December 31, 1999.

           Maturities on Caps and Interest Rates Exchanged on Swaps

                                                                                      Year of Maturity
                                                            -----------------------------------------------------------------
                                                                                                           2004
                                                              2000       2001       2002      2003      Thereafter     Total
                                                            -------    -------    -------    -------    ----------    -------
                                                                             (In thousands, except percentages)
Notional amount of receive fixed swap                       $     -    $     -    $10,000    $     -     $25,000      $ 35,000
   Received rate fixed                                            -          -       5.30%         -        6.96%         6.49%
   Pay rate variable                                              -          -       5.91          -        6.08%         6.03%
Notional amount of pay fixed swaps                          $25,000    $     -    $     -    $20,000     $20,000      $ 65,000
   Received rate variable                                      6.11%         -          -       6.18%       6.18%         6.15%
   Pay rate fixed                                              5.99          -          -       5.87        5.92          5.93
Caps
   Notional amount                                         $50,000     $70,000    $40,000    $70,000     $     0      $230,000


     The Company also enters into forward commitments and optional commitments to sell loans based on the interest rates of loans currently in the Company's pipeline. This reduces the impact of future changes in market rates on the value of those loans upon delivery. Forward commitments on mortgage loans held for sale are considered in the lower of cost or market valuation and are monitored by ALCO along with other off-balance sheet instruments.

Market Risk

     The Company's earnings are dependent on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits and FHLB borrowings. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. The Company seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon a variety of analyses to monitor and manage its interest rate risk, primarily earnings simulation analysis, market value analysis, and static GAP analysis. Earnings simulation analysis addresses the impact of changes in the level of prevailing interest rates upon the Bank's earnings by considering the affect of changes in the structure of rates, the relationships between rates, and the resulting changes in the Bank's operating income. Market value analysis evaluates the impact of instantaneous, parallel rate shocks on the Bank's MVPE. Static GAP analysis calculates the degree of mismatch between the maturity, repricing, and prepayments of the assets and the maturity and repricing of the deposits and interest-bearing liabilities.

     The primary earning assets, loans and securities, contain certain features within individual types of loans and specific securities that create uncertainty as to expected performance at varying levels of interest rates. In some cases, options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult in a changing rate environment. At December 31, 1999, mortgage backed securities and loans held for sale amounting to $154.1 million, or 15.1 percent of total assets, have prepayment risks, in addition to a significant portion of the total loan portfolio. Management believes that assumptions used in its simulation on the performance of financial instruments with such risks are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

     Deposits totaled $745.1 million, or 73.0 percent of assets, at December 31, 1999. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and, therefore, must be quantified by the Company in its simulation analysis. Generally, the Company is considered to be liability sensitive, meaning that earnings will tend to decrease as rates increase, and rise in a decreasing rate environment. However, changes in the relationship between rates can also have an impact on earnings, depending upon the direction and magnitude of the change.

     For relatively short-term rate changes, the impact on income would be insignificant. However, a significant, sustained change in rates could have a significant impact on earnings, depending upon the magnitude and direction of the change. As of December 31, 1999, the Company's interest rate risk management model indicated that projected net interest income would decrease by
13.27 percent assuming an instantaneous increase in interest rates of 200 basis points, or increase by 18.28 percent assuming an instantaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by New South's Board of Directors.

     The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have affected the net interest rate margin if prevailing interest rates differed from actual rates during 1999 and 1998. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 1999 and the future impact of market risk on the Company's net interest rate margin may differ from that found in the table.

                                  Market Risk

                                                       Year ended December 31, 1999         Year ended December 31, 1998
       Change in                                     --------------------------------     ---------------------------------
       Prevailing                                    Net Interest        Change from       Net Interest        Change from
     Interest Rates                                  Income Amount      Income Amount      Income Amount      Income Amount
     --------------                                  -------------      -------------      -------------      -------------
                                                                     (In thousands, except percentages)
+ 200 basis points                                        $27,555            (13.27)%           $30,775             (0.57)%
+ 100 basis points                                         28,860             (9.17)%            30,757             (0.63)%
+ 0 basis points                                           31,772                 - %            30,952                 - %
- 100 basis points                                         34,917              9.90 %            29,743             (3.91)%
- 200 basis points                                         37,752             18.82 %            29,601             (4.36)%


     It is worth noting that the analysis above ignores any changes to the balance sheet resulting from normal operations.

Provision and Allowance for Loan Losses

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

     The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and automobile installment loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

     Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

     The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for each of the last five reporting periods.

                          Allowance for Loan Losses


                                                                                       As of and for the Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                    1999       1998      1997      1996      1995
                                                                                  ---------  --------  --------  --------  --------
                                                                                           (In thousands, except percentages)
Loans, net of unearned income, outstanding as of December 31                      $748,277   $812,877  $727,854  $681,730  $561,611
                                                                                  ========   ========  ========  ========  ========

Average loans, net of unearned income                                             $898,379   $766,780  $713,935  $654,607  $552,698
                                                                                  ========   ========  ========  ========  ========

Balance of allowance for loan losses at beginning of period                       $  9,107   $  7,333  $  5,904  $  4,562  $  5,189

Loans charged off:
   Residential mortgage                                                             (1,206)      (186)      (41)     (131)     (175)
   Installment                                                                      (1,980)    (3,019)   (2,159)   (1,479)     (448)
   Commercial Real Estate                                                                -          -         -         -      (813)
                                                                                  --------   --------  --------  --------  --------
       Total charge-offs                                                            (3,186)    (3,205)   (2,200)   (1,610)   (1,436)
                                                                                  --------   --------  --------  --------  --------
Recoveries of loans previously charged off:
   Residential mortgage                                                                140         43        15         8        62
   Installment                                                                       1,415        992       660       400       173
   Commercial Real Estate                                                                -          -         -        52         2
                                                                                  --------   --------  --------  --------  --------
       Total recoveries                                                              1,555      1,035       675       460       237
                                                                                  --------   --------  --------  --------  --------
Net recoveries/(charge-offs)                                                        (1,631)    (2,170)   (1,525)   (1,150)   (1,199)
Addition to allowance charged to expense                                             3,638      3,944     2,954     2,492       572
                                                                                  --------   --------  --------  --------  --------
Balance of allowance for loan losses as of December 31                            $ 11,114   $  9,107  $  7,333  $  5,904  $  4,562
                                                                                  ========   ========  ========  ========  ========

Allowance for loan losses to loans, net of unearned income                            1.49%      1.12%     1.01%     0.87%     0.81%

Net charge-offs to average loans, net of unearned income                              0.18%      0.28%     0.21%     0.18%     0.22%


         The following table sets forth the components of the allowance for loan losses related to the primary segment of the Company's loan portfolio. All loan amounts are net of unearned income.

                  Allocation of the Allowance for Loan Losses

                                                                       As of December 31,
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                    1999               1998                  1997                1996                   1995
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                                               (In thousands, except percentages)
                                          % of                 % of                 % of                 % of                 % of
                                        Loans to             Loans to             Loans to             Loans to             Loans to
                             Allowance    Total   Allowance    Total   Allowance    Total   Allowance    Total   Allowance    Total
                             Allocation   Loans   Allocation   Loans   Allocation   Loans   Allocation   Loans   Allocation   Loans
                             ---------- --------  ---------- --------  ---------- --------  ---------- --------  ---------- --------
Residential Mortgage          $ 3,245     41.81%    $2,326     56.03%    $2,373     52.66%    $1,385     61.08%   $  875      62.95%
Automobile Installment          4,509     19.43      3,472      6.49      1,651     13.29      1,310     10.38       535       6.32
Residential Construction
   and Land                       550     18.33        499     17.81        499     12.09        499      6.96         -       5.51
Commercial Real Estate          2,810     19.57      2,810     19.11      2,810     21.76      2,710     21.52     3,152      25.14
Commercial                          -      0.86          -      0.56          -      0.20          -      0.06         -       0.08
                              -------    ------     ------    -------    ------    ------     ------    ------    ------     ------
   Total                      $11,114    100.00%    $9,107    100.00%    $7,333    100.00%    $5,904    100.00%   $4,562     100.00%
                              =======    ======     ======    ======     ======    ======     ======    ======    ======     ======

Nonperforming Assets

     The following table sets forth the Company's nonperforming assets for the periods indicated.

                             Nonperforming Assets

                                                                                        As of December 31,
                                                                       ----------------------------------------------
                                                                        1999      1998      1997     1996      1995
                                                                       -------   -------   ------   -------   -------
                                                                              (In thousands, except percentages)
Nonaccrual loans(1)                                                    $ 5,813   $ 7,629   $6,065   $6,168    $1,639

Restructured loans                                                       3,619     2,010    2,062    2,088     2,241
                                                                       -------   -------   ------   ------    ------
   Total nonperforming loans                                             9,432     9,639    8,127    8,256     3,880

Foreclosed properties and repossessed assets                             3,288     1,129    1,159    1,585     1,937
                                                                       -------   -------   ------   ------    ------
   Total nonperforming assets                                          $12,720   $10,768   $9,286   $9,841    $5,817
                                                                       =======   =======   ======   ======    ======
Nonperforming assets to period end loans, net of
   unearned income, and foreclosed properties                             1.69%     1.32%    1.27%    1.44%     1.03%


(1) Includes all loans contractually past due 90 days or more as to principal or interest

     Management closely monitors loans and other assets which are classified as nonperforming assets. Nonperforming assets include nonaccrual loans, restructured loans, foreclosed properties, and repossessions. Management utilizes tracking and monitoring systems to identify potential problem assets within all lending portfolios. It is the Company's policy to place on nonaccrual status any loan that is contractually 90 days or more past due with respect to principal or interest. When a loan is placed in nonaccrual status, all accrued but unpaid interest is reversed and deducted from interest income. No additional interest is accrued on the loan balance until collection of both principal and interest is reasonably certain.

     The amount of interest income earned in 1999 on the $5.8 million of nonaccruing loans outstanding at year-end was approximately $xxx,xxx. If these loans had been current in accordance with their original terms, approximately $xxx,xxx would have been earned on these loans in 1999. Additional interest income of approximately $xx,xxx would have been earned in 1999 under the original terms of the $3.6 million in restructured loans outstanding at December 31, 1999. Approximately $xxx,xxx in interest income was actually earned in 1999 on these loans, due in part to recognition of interest foregone in prior years.

     Total nonperforming assets as a percentage of loans, net of unearned income, and foreclosed properties has increased from 1.32 percent at December 31, 1998 to 1.69 percent at December 31, 1999. This increase is due to additional foreclosures in the nonconforming residential mortgage loan portfolio, as this portfolio continues to grow and mature. The percentage increase at year end 1999 was also due to a lower level of outstanding loans in the nonconforming category as a result of securitizations during 1999.

    The following tables set forth nonperforming loans by portfolio for the periods presented.

                              Nonperforming Loans

                                       As of December 31,
                          ---------------------------------------------
                                 1999                   1998
                          ---------------------   ---------------------
                                        % of                    % of
                                       Average                 Average
                                      Loans per               Loans per
                          Balance     Category    Balance     Category
                          -------     ---------   -------     ---------
                                (In thousands, except percentages)
Residential mortgage       8,996        1.49%     $7,074        1.68%
Automobile installment       339         .30         555        0.51
Commercial real estate        97         .05       2,010        1.62
                          ------                  ------
  Total Loans(1)          $9,432        1.05      $9,639        1.26
                          =====                   ======

(1) There were no nonperforming loans or net charge-offs in the residential construction and land portfolio or the commercial portfolios for periods presented above.

     Total nonperforming loans decreased from $9.6 million at December 31, 1998 to $9.4 million at December 31, 1999. The decline is attributable to decreases in commercial real estate.

     The following table sets forth, for the periods indicated, loan originations by significant category.

                              Loan Originations

                                        For the Year Ended December 31,
                                     ------------------------------------
                                        1999          1998         1997
                                     ----------    ----------    --------
                                               (In thousands)
Residential
  Conforming(1)                      $  709,418    $  985,630    $304,508
  Nonconforming                         248,375       246,581     186,150
Automobile installment
  Prime(2)                              134,687       111,349      67,926
  Nonprime                               10,131        12,241       7,856
Manufactured housing
  Mortgage                               17,173         1,556           -
  Nonmortgage                            82,963        12,420           -
Residential construction and land       233,629       230,453     129,277
Commercial real estate(3)                59,064       135,431     155,025
Commercial                                8,532         4,600       1,846
                                     ----------    ----------    --------
                                     $1,503,972    $1,740,261    $852,588
                                     ==========    ==========    ========

(1) Includes only those loans originated from July 1, 1997, the effective date of the Transfer.
(2)  Includes certain other nonautomobile loans.
(3) Consists primarily of commercial real estate loans generated by Collateral, for which Collateral earns an origination fee. The loans are funded by New South and closed in New South's name.


Noninterest Income and Expense

Noninterest Income

     Noninterest income consists primarily of fees from mortgage banking activities, including origination fees, loan administration fees, gains or losses on sales of loans, and gains or losses on securities sales. Total noninterest income increased $4.4 million, or 13.1 percent, from $33.6 million in 1998 to $38.0 million in 1999. The following table sets forth, for the periods indicated the principal components of noninterest income.

                              Noninterest Income

                                           For The Year Ended
                                               December 31,
                                     -----------------------------
                                        1999      1998       1997
                                     -----------------------------
                                                 (In thousands)
Loans administration income           $12,427   $ 6,191    $ 4,915
Origination fees                        9,758    11,376      3,722
Gain/(loss) on sale of investment
  securities available for sale           381      (942)      (645)
Gain on sale of loans                   9,979    11,387      5,079
Other income                            5,424     5,558      2,243
                                     --------   -------    -------
    Total noninterest income          $37,969   $33,570    $15,314
                                     ========   =======    =======


     Loan administration fees increased $6.2 million, from $6.2 million during 1998 to $12.4 million during 1999. In 1998, loan administration fees increased $1.3 million, or 26.0 percent, from $4.9 million in 1997. The primary component of loan administration income is service fee income received from various outside investors. This increase in service fee income is attributable to the volume of loans serviced for others and set forth in the following table.


                           Loans Serviced for Others

                                                   As of December 31,
                                          ----------------------------------
                                             1999         1998        1997
                                          ----------   ----------   --------
                                                     (In thousands)

Government National Mortgage Association  $  328,564   $  336,427   $261,581
Freddie Mac                                  709,402      696,194    386,543
Fannie Mae                                   138,637      122,401     88,038
Other Investors                            1,201,332      332,598    263,451
                                          ----------   ----------   --------
  Total loans serviced for others         $2,377,935   $1,487,620   $999,613
                                          ==========   ==========   ========

     Origination fees decreased $1.6 million, from $11.4 million for 1998 to $9.8 million for 1999, as compared to a $7.7 million increase between 1997 to 1998. The decrease in 1999 resulted from fewer residential conforming mortgage loan originations, while the increase in 1998 resulted from the Transfer.

     Generally, New South retains all of the servicing rights on loans that are securitized. These periodic sales have been used to build a servicing portfolio, generate capital to sustain specific capital levels, and to achieve continued growth through the funding of new loan originations. Mortgage servicing rights ("MSRs") are capitalized based on fair value when mortgages are sold. MSRs increased $9.1 million from 1998 to 1999, as compared to a $5.7 million increase from 1997 to 1998. This increase is included as a part of the gain on sale of loans. The increase is attributable to the greater volume of securitizations during 1999 over prior years.

     A decrease of $1.4 million was experienced in the gain on sales of loans between 1998 and 1999, as compared to a $6.3 million increase in this same category between 1997 and 1998. Securitizations, however, were significant to each year. During 1999, losses on securitizations of $656.4 million in loans totaled $961,000, compared with gains of $2.6 million on securitizations of $340.0 million during 1998. Otherwise, the increase during 1998 relates to the increased loan sales made possible by volumes resulting from the Transfer.

     Other noninterest income decreased $134,000, or 2.4 percent, from $5.6 million in 1998 to $5.4 million in 1999. Other noninterest income increased
$3.3 million, from $2.2 million during 1997 to $5.6 million for 1998.   One
component of the other noninterest income category is management fees received from affiliates for general management and other services provided by New South. Management fee income was $315,000, $1.1 million, and $453,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The significant increase between 1997 and 1998 was due to the transfer of senior management from Collateral to New South during 1998, which was effected in conjunction with the Transfer. The decrease from 1998 to 1999 was a result of the Servicing Transfer. Other primary components contributing to the increase in noninterest income relate to other loan fee income generated as a result of the Transfer. Underwriting fees are a significant component of these fees which were $392,000, $1.1 million, and $967,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Noninterest Expense

     Noninterest expense consists primarily of salaries and benefits, occupancy and equipment costs, servicing fee expense, and other noninterest expenses. Total noninterest expense increased $13.4 million, or 27.4 percent, from $48.8 million in 1998 to $62.1 million in 1999. Total noninterest expense increased $17.3 million, or 55.2 percent, from $31.4 million in 1997 to $48.8 million in 1998. The following table sets forth, for the periods indicated, the principal components of noninterest expense.

                              Noninterest Expense


                                                        For The Year Ended
                                                            December 31,
                                                    --------------------------
                                                      1999     1998      1997
                                                    -------   ------   -------
                                                          (In thousands)
Salaries and benefits                               $34,347   $26,286  $16,024
Net occupancy and equipment expense                   6,193     4,024    1,955
Loan servicing fees paid to affiliates                  354     4,480    3,642
Loss on loans serviced                                  209       398    1,423
Supplies and printing                                 1,247       916      459
Legal and professional                                2,274     1,484      851
Telephone                                             1,431     1,129      692
Advertising                                           1,429       792      489
Computer service                                      1,722       849      589
Branch purchase fee                                     906     2,305      891
Other expense                                        11,994     6,090  $ 4,407
                                                    -------   -------  -------
     Total noninterest expense                      $62,106   $48,753  $31,422
                                                    =======   =======  =======

     During 1999, salaries and benefits totaled $34.3 million, an increase of $8.1 million, or 30.7 percent from $26.3 million during 1998. The primary reason for this increase is the addition of approximately 130 employees attributable to the Acquisition and the Servicing Transfer. The increase in salaries and benefits of $10.3 million, or 64.0 percent, from $16.0 million in 1997 to $26.3 million in 1998 is primarily attributable to approximately 300 employees added as a result of the Transfer, and, to a lesser degree, the increase in the volume of loan originations during 1998.

     Net occupancy and equipment expense was $4.0 million in 1998 and $6.2 million in 1999, an increase of $2.2 million, or 53.9 percent. Approximately $1.1 million of the increase resulted from the Acquisition and approximately $494,000 is associated with the Servicing Transfer and the purchase of a new operation center during 1999. The 1998 increase of $2.1 million, or 105.8 percent, from $2.0 million in 1997 to $4.0 in 1998 is attributable to the Transfer.

     During 1999, servicing fees were paid to Collateral for the commercial loans it services for New South. All other loan servicing for New South's portfolio was moved to New South as part of the Servicing Transfer. As a result, loan servicing fees paid to others, which totaled $4.5 million in 1998 and $354,000 in 1999, decreased by $4.1 million, or 92.1 percent. Loan servicing fees paid to Collateral prior to the Servicing Transfer increased $838,000, or
23.0 percent, from $3.6 million in 1997 to $4.5 million in 1998. That increase was directly related to a $488.0 million increase in the servicing portfolio owned by the New South in 1998.

     Supplies and printing expense was $916,000 in 1998 and $1.2 million in 1999, an increase of $331,000, or 36.1 percent, of which $119,000 was attributable to the Acquisition and the rest primarily resulting from the Servicing Transfer. The increase of $457,000, or 99.6 percent, from $459,000 in 1997 to $916,000 in 1998 resulted from the Transfer.

     Legal and professional expenses totaled $1.5 million in 1998 and $2.3 million in 1999, an increase of $790.000, or 53.2 percent, $298,000 of which is attributable to the Acquisition and with the rest attributable primarily to the loan securitizations. The increase of $633,000, or 74.4 percent, from $851,000 in 1997 to $1.5 million in 1998 was due to the Transfer.

     Telephone and related communications expense was $1.1 million in 1998 and $1.4 million in 1999, representing an increase of $302,000, or 26.7 percent. In 1997, these expenses were $692,000, an increase of $437,000, or 63.2 percent, to $1.1 million in 1998. The increases generally resulted from the Transfer, the Servicing Transfer, and $264,000 was attributble to the Acquisition.

     Advertising increased $637,000, or 80.4 percent, from $792,000 in 1998 to $1.4 million in 1999 due to continued deposit gathering efforts on a nationwide basis. The increase of $303,000, or 62.0 percent, from $489,000 in 1997 to $792,000 in 1998 resulted from the Transfer.

     The increase in computer services resulted primarily from the Servicing Transfer and increased $873,000, or 102.8 percent, from $849,000 in 1998 to $1.7 million in 1999. A smaller portion of the increase was the result of efforts relating to the Company's Year 2000 readiness effort. The Transfer resulted in the increase from $589,000 in 1997 to $849,000 in 1998 of $260,000, or 44.1
percent.

     Branch purchase fees are paid to Collateral under terms of the Transfer. Branch purchase fees were $2.3 million in 1998 and $906,000 in 1999, a decline of $1.4 million, or 60.7 percent, a result of lower residential origination volume coupled with a reduction in the rate specified in the Transfer. Because the Transfer was effective for only 6 months in 1997, branch purchase fees were $891,000 in 1997, which increased $1.4 million, or 158.7 percent, to the $2.3 million in 1998, which represented 12 months and higher origination volume.

     Other noninterest expense increased from $6.1 million in 1998 to $12.0 million in 1999, an increase of $5.9 million, or 96.9 percent. The overall increase in other noninterest expense resulted from, in part, the Acquisition, $2.0 million, the Servicing Transfer, $1.6 million, dealer incentives of $665,000 associated with manufacture housing lending, and losses and expenses relating to foreclosed real estate of $298,000. Other noninterest expense increased $1.7 million, or 38.2 percent, from $4.4 million in 1997 to $6.1 million in 1998. A significant portion of the increase is due to the additional loan production offices added as a part of the Transfer.

Earning Assets

Loans

     Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, decreased, $64.6 million, or 9.21 percent, from $812.9 million at December 31, 1998 to $748.3 million at December 31, 1999.

     The following table sets forth the composition of the loan portfolio by category at the dates indicated.

                               Loans By Category

                                                                                      As of December 31,
                                                                -------------------------------------------------------------
                                                                   1999          1998         1997         1996        1995
                                                                ---------      --------     --------     --------    --------
                                                                                        (In thousands)
Residential mortgage
  Conforming...............................................      $268,377      $127,765     $252,568     $214,865    $278,749
  Nonconforming............................................        45,513       328,721      132,700      203,405      77,106
                                                                 --------      --------     --------     --------    --------
      Total residential mortgage loans.....................       313,890       456,486      385,268      418,270     355,855
Automobile and other Installment
  Prime....................................................       140,268        52,232       84,769       61,323      29,769
  Non-prime................................................        10,010         1,436       12,147        9,668       5,749
                                                                 --------      --------     --------     --------    --------
      Total installment loans..............................       150,278        53,668       96,916       70,991      35,518

Residential construction and land..........................       136,831       144,771       87,889       47,423      30,941
Commercial real estate.....................................       146,072       155,765      158,377      146,700     141,196
Commercial.................................................         6,417         4,579        1,467          403         408
                                                                 --------      --------     --------     --------    --------
      Total loans..........................................       753,488       815,269      729,917      683,787     563,918
Less unearned income.......................................         5,211         2,392        2,063        2,057       2,307
                                                                 --------      --------     --------     --------    --------
      Loans net of unearned income.........................      $748,277      $812,877     $727,854     $681,730    $561,611
                                                                 ========      ========     ========     ========    ========

     The principal component of the Company's loan portfolio is residential mortgage loans. At December 31, 1999, residential mortgage loans comprised 41.9 percent of the total loan portfolio, net of unearned income, compared to 56.2 percent of the total loan portfolio at December 31, 1998. The reduction is attributable to loan securitizations in 1999 totaling $656.4 million. Residential mortgage loans consist of conforming loans, which are originated primarily through the Company's loan production offices, and nonconforming loans, which are originated primarily through correspondent relationships or through the Company's retail branch network. Generally, conforming residential mortgage loans adhere to Federal National Mortgage Association ("FNMA"), Freddie Mac ("FHLMC"), Federal Housing Association or Veterans Administration underwriting requirements. Nonconforming residential mortgage loans typically do not exceed the standard agency maximum loan size guidelines, but the borrower may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment delinquencies. See "Business--Residential Mortgage Lending."

     Automobile Installment loans consists almost exclusively of automobile lending. Most of these loans are originated on an indirect basis through a network of over 600 automobile dealers located in Alabama, Georgia, Florida, Tennessee, Mississippi, and Texas. Dealers are selected based on their financial history and other references. The majority of New South's automobile installment loans are considered to be prime loans by industry standards. New South does offer a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain
accounts or other factors.   See "Business--Automobile Installment Lending."

     As a percentage of loans, net of unearned income, total automobile installment loans increased from 6.6 percent at December 31, 1998 to 20.0 percent at December 31, 1999. The 1999 increase in the portfolio follows a 1998 decrease resulting from a $125.0 securitization of automobile installment loans. Growth in originations is the result of the Company's commitment to increase production for this portfolio through additional relationships with new dealers in new markets and the marketing of its nonprime lending program to the dealer network.

     The Company originates and purchases some residential mortgage and automobile installment loans that are available to be sold should liquidity needs, loan portfolio mix, or other asset/liability strategies arise. Loans may be securitized or sold directly into the secondary market. The composition of the Company's loan portfolio may be significantly changed by the timing and amount of these sales.

     The Company also makes residential construction and land development loans. As a percentage of loans, net of unearned income, these loans were 17.8 percent at December 31, 1998 compared to 18.3 percent at December 31, 1999. All loans in this category mature in one year or less and have a variable interest rate. See "Business--Other Lending."

     The Company maintains a minimal amount of commercial loans to certain independent automobile dealers to finance such dealers' used automobile inventory. Referred to as Floor Plan Loans, all are revolving in maturity and have a variable interest rate. See "Business--Other Lending."

     The Company initiated a manufactured housing loan program in August 1998. The program primarily includes the indirect origination of mortgage loans, for the land and home, and nonmortgage loans for the home only, in addition to construction loans which are in place during the preparation phase of the land. As a percentage of loans, net of unearned income, manufactured housing loans comprised 1.7 percent of the portfolio at December 31, 1998 and 11.6 percent of the portfolio at December 31, 1999. It is the Company's intention to continue to build its presence in the origination of manufactured housing loans.

     The amounts of total gross loans, excluding residential mortgage and automobile installment, outstanding at December 31, 1998 and at December 31, 1999 and based on remaining scheduled repayments of principal due in one year or less, more than one year but less than five years, and more than five years are shown in the following tables. Amounts are classified according to sensitivity to changes in interest rates.

                                Maturity and Interest Rate Sensitivity of Selected Loan Categories

                                                           As of December 31, 1999
                           ---------------------------------------------------------------------------------------
                                                            Due After One Year But
                              Due in One Year or Less         Within Five Years            Due After Five Years
                           ----------------------------   ---------------------------   --------------------------
                           Fixed    Variable     Sub-      Fixed    Variable   Sub-      Fixed   Variable   Sub-
                           Rate      Rate        Total     Rate      Rate      Total     Rate      Rate     Total     Total
                           ------   --------   --------   -------   -------   --------  -------   ------   -------   --------
                                                                 (In thousands)
Residential construction
 and land                  $    -   $136,831   $136,831    $     -   $    -    $     -  $      -  $    -   $     -   $136,831
Commercial real estate      2,545     67,652     70,197     24,798    3,196     27,994    47,881       -    47,881    146,072
Commercial                      -      6,417      6,417          -        -          -         -       -         -      6,417
                           ------   --------   --------    -------   ------    -------   -------   -----   -------   --------
                           $2,545   $210,900   $213,445    $24,798   $3,196    $27,994   $47,881   $   -   $47,881   $289,320
                           ======   ========   ========    =======   ======    =======   =======   =====   =======   ========

                                                            As of December 31, 1998
                           ---------------------------------------------------------------------------------------
                                                             Due After One Year But
                             Due in One Year or Less           Within Five Years           Due After Five Years
                           ----------------------------   ---------------------------   --------------------------
                           Fixed    Variable     Sub-      Fixed    Variable   Sub-      Fixed   Variable   Sub-
                           Rate      Rate        Total     Rate      Rate      Total     Rate      Rate     Total    Total
                           ------   --------   --------   -------   -------   -------   -------   ------   -------  --------
                                                                 (In thousands)
Residential construction
  and land                 $    -   $144,771   $144,771   $     -   $     -   $     -   $     -   $    -   $     -  $144,771
Commercial real estate      7,484      9,462     16,946    24,330    52,211    76,541    60,504    1,774    62,278   155,765
Commercial                      -      4,579      4,579         -         -         -         -        -         -     4,579
                           ------   --------   --------   -------   -------   -------   -------   ------   -------  --------
                           $7,484   $158,812   $166,296   $24,330   $52,211   $76,541   $60,504   $1,774   $62,278  $305,115
                           ======   ========   ========   =======   =======   =======   =======   ======   =======  ========

Investment Securities

     Investment securities are a significant component of the Company's total earning assets. Total investment securities averaged $129.6 million for 1999, compared to $188.0 million in 1998. At December 31, 1999, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements.

     The following table sets forth the book value of the securities held by the Company for the dates indicated.

                         Securities Available For Sale

                                                 As of December 31,
                                              ------------------------
                                                1999            1998
                                              --------        --------
                                                   (In thousands)
Mortgage-backed securities                    $ 87,864        $ 54,067
U.S. Treasury and federal agency securities     37,529          43,905
Other securities                                 7,089          11,619
                                              --------        --------
  Total securities available for sale         $132,482        $109,591
                                              ========        ========


     The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1999.

                                             Available For Sale Securities
                             Relative Contractual Maturities and Weighted Average Yields

                                                             Due After One        Due After Five
                                        Due Within            But Within           But Within              Due After
                                         One Year             Five Years            Ten Years              Ten Years
                                     ----------------     -----------------     ----------------      ----------------     Total
                                     Amount     Yield     Amount      Yield     Amount     Yield      Amount     Yield    Amount(2)
                                     ------     -----     -------     -----     ------     -----      -------    -----    ---------
                                                             (In thousands, except percentages)
Mortgage-backed securities(1)        $    -               $     3     6.88%      $  16      6.66%     $87,845     7.08%   $ 87,864
U.S. Treasury and federal agency      4,970     6.40       32,559     6.82           -         -            -        -      37,529
Other securities                          -        -           10    18.65           -         -           30     8.60          40
                                     ------               -------                -----                -------             --------
  Total                              $4,970     6.40%     $32,572     9.76%      $  16      6.66      $87,875     7.11%   $125,433
                                     ======               =======                =====                =======             ========

Percentage of total portfolio          3.96%       -        25.97%       -        0.01%        -        70.06        -

(1) Maturity of MBS was determined based on contractual maturity.
(2) Federal Home Loan Bank Stock of $7,049,000 is not included.

     At December 31, 1999, 66.3 percent of the securities portfolio consisted of mortgage-backed securities. Generally, these securities consist of pooled, homogeneous residential mortgage loans originated or purchased by New South and securitized with Government National Mortgage Association, FNMA, or FHLMC guarantees. These securities are subject to the risk of prepayment on the underlying mortgages. At December 31, 1999, 28.3 percent of the securities portfolio consisted of United States Treasury and federal agency securities, which are backed by the full faith and credit of the United States government or its agencies.

Deposits and Other Interest-Bearing Liabilities

     Average interest-bearing liabilities increased $74.8 million, or 8.5 percent, to $955.3 million in 1999 from $880.4 million in 1998. This increase was due to an increase in average interest-bearing deposits, which increased $58.1 million, or 8.8 percent, to $716.6 million in 1999 from $658.5 million in 1998.

Deposits

     Deposits are a significant source of funding for the Company. The Company's loan-to-deposit ratio was 100.4 percent at December 31, 1999 and 104.8 percent at December 31, 1998. The Company has been able to attract deposits throughout the United States by consistently paying nationally competitive rates.

     The following table sets forth the deposits of the Company by category for the dates indicated.

                               Average Deposits

                                                As of December 31,
                                      -------------------------------------
                                         1999           1998         1997
                                      --------       --------     ---------
                                                  (In thousands)
Time                                  $629,829       $593,775      $571,221
Savings                                 83,035         61,657        59,085
Noninterest bearing                     76,507         91,125        57,037
Interest-bearing demand                  3,689          3,020         3,095
                                      --------       --------      --------
    Total average deposits            $793,060       $749,577      $690,438
                                      --------       --------      --------

     The increase in average deposits is primarily due to the increase in average time deposits, which increased $36.1 million, or 6.1 percent, from $593.8 million in 1998 to $629.8 million in 1999. At December 31, 1999, brokered deposits totaled $217.5 million, or 29.2 percent of total deposits, compared with $195.9 million at December 31, 1998, or 25.3 percent of total deposits. The Company has relied upon brokered deposits as a significant funding source through out 1998 and 1999 and is expected to maintain reliance on such funding in the future. Contributing to the 1999 increase in average time deposits was the Company's advertising campaign designed to increase its reputation in the Birmingham, Alabama, market as a provider of nationally competitive interest rates on certificates of deposit.

     Savings accounts, including money market accounts, averaged $61.7 million in 1998 and $83.0 million in 1999, an increase of $21.4 million, or 34.7 percent. In particular, the Super Money Market account, which is a highly competitive, high balance, tiered-rate account, averaged $27.6 million, or 33.3 percent of total savings accounts.

     There was a decrease in average noninterest-bearing demand deposits of $14.6 million, or 16.0 percent, from $91.1 million at December 31, 1998 to $76.5 million at December 31, 1999. This decrease is due primarily from a decline in the number and dollar volume of residential mortgage loan originations and their effect on outstanding official checks used to fund such loans.

     The maturity distribution of the Company's time deposits over $100,000 as of December 31, 1999 is set forth in the following table.


                Certificates of Deposits Greater Than $100,000
                               Maturity Schedule
                                (In thousands)

Three months or less                                $ 148,659
Over three months through six months                   14,641
Over six months through twelve months                  11,305
Over twelve months                                     45,240
                                                    ---------
                                                    $ 219,845
                                                    ---------


     Approximately 67.6 percent of the Company's time deposits over $100,000 had scheduled maturities within 3 months. These deposits are primarily obtained through the broker network.

Borrowed Funds

     Borrowed funds consist primarily of federal funds purchased, securities sold under agreements to repurchase, and advances from the FHLB. The following table sets forth information regarding the Company's borrowings over the periods indicated.

                                                                Short-Term Borrowings

                                                                                                Weighted Average    Average
                                                     Average       Maximum        Ending        Interest Rate at      Rate
                                                     Balance      Outstanding     Balance          Year-End           Paid
                                                   ----------     -----------    ---------      ----------------    -------
                                                                     (In thousands, except percentages)
As of and for the year ending December 31, 1997
  Federal funds purchased and securities sold
    under agreement to repurchase                  $ 41,624        $ 73,100      $ 40,800            7.10%            7.57%
  Federal Home Loan Bank advances                   113,572         179,420       179,420            6.07%            6.03%
As of and for the year ending December 31, 1998
  Federal funds purchased and securities sold
    under agreement to repurchase                  $ 47,827        $ 85,573      $ 68,800            5.52%            4.85%
  Federal Home Loan Bank advances                   151,476         231,418       198,418            5.38%            5.84%
As of and for the year ending December 31, 1999
  Federal funds purchased and securities sold
    under agreement to repurchase                  $ 42,132        $ 73,054      $ 50,923            6.09%            5.29%
  Federal Home Loan Bank advances                   158,782         218,418       128,417            5.87%            5.33%

     Average FHLB advances for 1999 were $158.8 million compared to $151.5 million for 1998, an increase of $7.3 million. The Company intends to continue to use these advances as a significant funding source. Total advances were $128.4 million at December 31,1999.

Capital

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0 percent to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of New South consists of common shareholder's equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. New South's Tier 2 capital consists of the general reserve for possible loan losses subject to certain limitations. Consolidated regulatory capital requirements generally do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios for the indicated periods:

                              Analysis of Capital

                                                   As of December 31,
                                               --------------------------
                                                 1999              1998
                                               --------          --------
                                           (In thousands, except percentages)
Tier 1 capital                                 $ 88,537          $ 79,891
Tier 2 capital                                    1,716             3,430
                                               --------          --------
Total qualifying capital                       $ 90,253          $ 83,321
                                               ========          ========
Risk-weighted assets (including off-balance
  sheet exposure)                              $745,723          $802,409
Tier 1 leverage ratio                              8.64%             7.01%
Total risk-based capital ratio                    12.10%            10.38%
Tier 1 risk-based capital ratio                   11.87%             9.96%

     New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South's current capital ratios place New South in the regulatory defined well-capitalized category as defined by OTS regulations, confirmed by the OTS on August 31, 1999.

Liquidity Management and Capital Resources

     Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the customers it serves.

     Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment securities available for sale portfolio is predictable and is, therefore, subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are less predictable and are not subject to the same degree of control.

     New South is required by OTS regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and net deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently four percent. New South management monitors liquidity closely and continues to ensure liquidity ratios are in excess of the minimum requirements.

     The Company depends on deposits, including brokered certificates of deposit, FHLB advances, and repurchase agreements as primary sources of liquidity. Brokered deposits approximated 29.2 percent of total deposits as of December 31, 1999. These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $217.5 million of deposits at December 31, 1999, or are unsolicited and are brought to New South by the Company's competitive rates. The solicited brokered deposits are utilized as alternative funding sources that are often cheaper than retail deposits or other funding sources. However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain a current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available. As of December 31, 1999, alternative funding sources included $50.0 million of unused credit for Federal funds purchases, $3.6 million of unused revolving credit facilities, and $195 million in unused FHLB borrowing capacity. The Company also had $6.5 million mortgage-backed securities available to serve as security for borrowings. Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source and to insure that adequate reserve sources are available, if needed.

Accounting Rule Changes

     The American Institute of Certified Public Accountants has issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services, payroll and payroll-related costs for employees directly associated, and interest costs during development of computer software for internal use with planning and preliminary costs to be expensed. In addition, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The adoption of this statement in 1999 did not have a material effect on the consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133 - an amendment of FASB Standard 133. SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Presently the Company has not yet quantified the effect adoption will have on the consolidated financial statements; however, the effect could be material.

   During 1999, the Company implemented SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After The Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement, an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments.
The implementation of this statement did not have a material impact on the presentation of the Company's consolidated financial condition or results of operations.

Year 2000 Project

     The year 2000 issue, which was common to most organizations, concerned the inability of certain computer and operational systems to properly perform calculations and process information containing four-digit date fields. New South developed and implemented an enterprise-wide strategy that addressed and mitigated potential risks resulting from the year 2000 issue.

     Because of the nature of operations, the primary external customers of the Company would be considered its borrowers and depositors. Although there was a level of inherent risk that a borrower might be unable to meet its obligation to the Company due to a year 2000 related problem, this risk was mitigated because the Company did not have any loans that, by themselves, would have materially impacted the Company's loan portfolio. The risk was further diminished in light of the fact that the Company's loan portfolio is primarily secured by asset-based collateral where the fair market value of such property is typically equal to or greater than the outstanding loan balance.

     The Company estimated its total internal costs for the year 2000 project to be between $750,000 and $2.0 million, of which $150,000 was incurred in 1998 and $901,000 was incurred in 1999. The Company does not expect any problems or issues related to year 2000 going forward. However, the Company continues to have a comprehensive plan in place to monitor and address the issue throughout the year 2000.

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

Item 8. Financial Statements and Supplementary Data.



                           New South Bancshares, Inc.
                       Consolidated Financial Statements
                           December 31, 1999 and 1998

                           New South Bancshares, Inc.
                       Consolidated Financial Statements
                           December 31, 1999 and 1998


Contents
Report of Independent Auditors......................  34

Audited Financial Statements

   Consolidated Balance Sheets......................  35
   Consolidated Income Statements...................  36
   Consolidated Statements of Shareholders' Equity..  37
   Consolidated Statements of Cash Flows............  38
   Notes to Consolidated Financial Statements.......  39

















REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New South Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of NEW SOUTH BANCSHARES, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New South Bancshares, Inc. and Subsidiaries, as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Birmingham, Alabama
March 3, 2000

                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                      ------------------------
                                                                         1999           1998
                                                                      ----------    ----------
                                                                           (In thousands)
ASSETS
Cash and due from banks                                               $    6,943    $    9,973
Interest bearing deposits in other banks                                  11,732        57,037
Investment securities available for sale                                 132,482       109,591
Interest only strips                                                      10,790         7,371
Loans held for sale                                                       66,258       115,279

Loans, net of unearned income                                            748,277       812,877
Allowance for loan losses                                                (11,114)       (9,107)
                                                                      ----------    ----------
       Net Loans                                                         737,163       803,770
Premises and equipment, net                                               10,249         7,860
Mortgage servicing rights, net                                            16,101         7,041
Other assets                                                              29,389        24,700
                                                                      ----------    ----------
           Total Assets                                               $1,021,107    $1,142,622
                                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing                                             $   47,678    $   73,873
      Interest bearing                                                   697,407       701,575
                                                                      ----------    ----------
         Total deposits                                                  745,085       775,448
Federal funds purchased and securities sold under
     agreements to repurchase                                             50,923        68,800
Federal Home Loan Bank advances                                          128,417       198,418
Notes payable                                                              6,115             -
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                              34,500        34,500
Accrued expenses, deferred revenue, and other liabilities                  8,759        17,016
                                                                      ----------    ----------
           Total Liabilities                                             973,799     1,094,182

Commitments and contingencies (see Note 22)

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares;
     issued and outstanding: 1,255,537.1 at December 31, 1999 and
     1,250,189.5 at December 31, 1998)                                     1,256         1,250
Surplus                                                                   29,475        29,230
Retained earnings                                                         20,500        17,909
Accumulated other comprehensive income (loss)                             (3,923)           51
                                                                      ----------    ----------
           Total Shareholders' Equity                                     47,308        48,440
                                                                      ----------    ----------

           Total Liabilities and Shareholders' Equity                 $1,021,107    $1,142,622
                                                                      ==========    ==========

         See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC
                        CONSOLIDATED INCOME STATEMENTS


                                                                                      Years ended December 31,
                                                                                  -----------------------------------
                                                                                    1999        1998           1997
                                                                                  -------      -------      ---------
                                                                                  (In thousands, except per share data)
Interest Income:
  Interest on securities available for sale                                       $ 7,704      $11,927        $10,077
  Interest on loans                                                                76,829       70,844         64,831
  Interest on other short-term investments                                            823          480            583
                                                                                  -------      -------        -------
      Total Interest Income                                                        85,356      $83,251        $75,491

Interest Expense:
  Interest on deposits                                                             39,833      $38,724        $37,732
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                                                  2,232        2,785          2,370
  Interest on Federal Home Loan Bank advances                                       8,461        8,851          6,842
  Interest on notes payable                                                           126          366            779
  Interest expense on guaranteed preferred beneficial interests in
    the Company's subordinated debentures                                           2,932        1,573              -
                                                                                  -------      -------        -------
      Total Interest Expense                                                       53,584       52,299         47,723

Net Interest Income                                                                31,772       30,952         27,768

  Provision for loan losses                                                         3,638        3,944          2,954
                                                                                  -------       ------        -------
Net Interest Income After Provision for Loan Losses                                28,134       27,008         24,814

Noninterest Income:
  Loan administration income                                                       12,427        6,191          4,915
  Origination fees                                                                  9,758       11,376          3,722
  Gain/(Loss) on sale of investment securities available for sale                     381         (942)          (645)
  Gain on sale of loans and mortgage servicing rights                               9,979       11,387          5,079
  Other income                                                                      5,424        5,558          2,243
                                                                                  -------      -------        -------
   Total Noninterest Income                                                        37,969       33,570         15,314

Noninterest Expense:
  Salaries and benefits                                                            34,347       26,286         16,024
  Net occupancy and equipment expense                                               6,193        4,024          1,955
  Other expense                                                                    21,566       18,443         13,443
                                                                                  -------      -------        -------
   Total Noninterest Expense                                                       62,106       48,753         31,422
                                                                                  -------      -------        -------

Income Before Income Taxes                                                          3,997       11,825          8,706
  Provision for income taxes                                                        1,406        5,088          3,990
                                                                                  -------      -------        -------
  Net Income                                                                      $ 2,591      $ 6,737        $ 4,716
                                                                                  =======      =======        =======

Weighted average shares outstanding                                                 1,255        1,333          1,377
Earnings per share                                                                $  2.06      $  5.05        $  3.42


         See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                Other              Total
                                                    Common                     Retained      Comprehensive      Shareholders'
                                                     Stock        Surplus      Earnings      Income (Loss)         Equity
                                                   -------------------------------------------------------------------------
                                                                                 (In thousands)
Balance at December 31, 1996                       $1,389        $39,119       $ 6,456          $   977            $47,941

Comprehensive Income:
  Net income                                            -              -         4,716                -              4,716
  Change in unrealized loss on securities
  available for sale, net of tax                        -              -             -             (108)              (108)
                                                   ------        -------       -------          -------            -------
    Total comprehensive income                          -              -         4,716             (108)             4,608

Stock repurchase and retirement                       (12)          (223)            -                -               (235)

                                                   ------        -------       -------          -------            -------
 Balance at December 31, 1997                       1,377         38,896        11,172              869             52,314
 Comprehensive Income:
  Net income                                            -              -         6,737                -              6,737
  Change in unrealized loss on securities
  available for sale, net of tax                        -              -             -             (818)              (818)
                                                   ------        -------       -------          -------            -------

    Total comprehensive income                          -              -         6,737             (818)             5,919

Stock repurchase and retirement                      (127)        (9,666)            -                -             (9,793)
                                                   ------        -------       -------          -------            -------
Balance at December 31, 1998                        1,250         29,230        17,909               51             48,440

Comprehensive Loss:
  Net income                                            -              -         2,591                -              2,591
  Change in unrealized loss on securities
  available for sale, net of tax                        -              -             -           (3,974)            (3,974)
                                                   ------        -------       -------          -------            -------
    Total comprehensive loss                            -              -         2,591           (3,974)            (1,383)

Issuance of common stock                                6            245             -                -                251
                                                   ------        -------       -------          -------            -------
Balance at December 31, 1999                       $1,256        $29,475       $20,500          $(3,923)           $47,308
                                                   ======        =======       =======          =======            =======

         See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                          ------------------------------------
                                                                                             1999            1998       1997
                                                                                          ------------------------------------
                                                                                                        (In thousands)
 Operating Activities:
 Net income                                                                                $   2,591     $   6,737   $   4,716
 Adjustments to reconcile net income to net cash used in operating activities:
  Provision for (benefit of) deferred taxes                                                    1,552           890        (748)
  Accretion of discounts and fees                                                               (676)         (423)       (449)
  Provision for loan losses                                                                    3,638         3,944       2,954
  Depreciation and amortization                                                                2,456         1,182         473
  Amortization of mortgage servicing rights                                                    2,387           635         104
  (Gain) loss on sale of investment securities available for sale                               (381)          942         645
  Purchase of mortgage loans held for sale                                                    (3,997)       (2,756)     (1,820)
  Origination of  mortgage loans held for sale                                              (633,384)   (1,013,667)   (290,631)
  Proceeds from the sale of mortgage loans held for sale and servicing rights                452,322       424,335     103,502
  Loss on sale of premises and equipment                                                          26             -           -
  Gain on sale of loans and mortgage servicing rights                                         (9,979)      (11,387)     (5,079)
  Increase in other assets                                                                   (20,931)      (12,281)     (1,554)
  Increase (decrease) in accrued expenses, deferred
    revenue and other liabilities                                                             (8,257)          862       5,183
                                                                                           ---------   -----------   ---------
      Net Cash Used in Operating Activities                                                 (212,633)     (600,987)   (182,704)

 Investing Activities:
  Net (increase) decrease in interest bearing deposits in other banks                         45,305       (46,733)     10,023
  Proceeds from  sales of investment securities available for sale                           214,951       674,201     167,772
  Proceeds from maturities and calls of investment securities
  available for sale                                                                          43,879        88,120      55,986
  Purchases of investment securities available for sale                                      (39,381)      (49,026)   (168,737)
  Net (increase) decrease in loan portfolio                                                   63,754      (197,886)    (47,200)
  Purchases of premises and equipment                                                         (4,962)       (6,099)     (1,054)
  Proceeds from sale of premises and equipment                                                    91            25         949
  Net (investment in) proceeds from sale of  real estate owned                                (2,159)         (269)        210
                                                                                           ---------   -----------   ---------
      Net Cash Provided by Investing Activities                                              321,478       462,333      17,949

 Financing Activities:
  Net increase (decrease) in noninterest bearing deposits                                    (26,195)        2,976      32,014
  Net increase (decrease) in interest bearing deposits                                        (4,168)       77,107       2,683
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                                      (17,877)       28,000      40,800
  Net increase (decrease) in note payable                                                      6,115       (10,000)          -
  Proceeds from the issuance of guaranteed preferred beneficial
    interests in the Company's subordinated debentures                                             -        34,500           -
  Net increase (decrease) of Federal Home Loan Bank Advances                                 (70,001)       18,998      84,032
  Proceeds from the issuance of common stock                                                     251             -           -
  Repurchase and retirement of common stock                                                        -        (9,793)       (235)
                                                                                           ---------   -----------   ---------
      Net Cash Provided by (Used in) Financing Activities                                   (111,875)      141,788     159,294
                                                                                           ---------   -----------   ---------

 Net increase (decrease) in cash and cash equivalents                                         (3,030)        3,134      (5,461)
 Cash and cash equivalents at beginning of year                                                9,973         6,839      12,300
                                                                                           ---------   -----------   ---------
 Cash and cash equivalents at end of year                                                  $   6,943   $     9,973   $   6,839
                                                                                           =========   ===========   =========

 Supplemental information:
  Interest paid                                                                            $  54,152   $    54,458   $  45,916
  Income taxes paid (received)                                                             $    (140)  $     5,649   $   4,082

         See accompanying notes to consolidated financial statements.

                          New South Bancshares, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999


1. Summary of Significant Accounting Policies
   ------------------------------------------

   New South Bancshares, Inc. ("Bancshares"or the "Company"), formed in November 1994, is a unitary thrift holding company. The Company has two wholly owned subsidiaries, New South Federal Savings Bank ("New South" or "the Bank") and Collateral Agency of Texas, Inc. New South has two subsidiaries, Avondale Funding.com, inc. and New South Agency, Inc. as well as a 50 percent interest in a joint venture, DPH/Collateral New South Funding Venture, Ltd. ("DPH").
Through its subsidiaries the Company provides loan and savings products primarily in the Southeast, with a concentration in residential mortgage banking services. The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. DPH is controlled by New South and is consolidated with its minority interest included in other accrued expenses, deferred revenues, and other liabilities. All significant intercompany accounts or transactions have been eliminated upon consolidation. Certain accounting principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on previously reported net income.

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

   Material estimates that are particularly susceptible to significant changes in the near term relate to the estimate of prepayment speeds in connection with the valuation of mortgage servicing rights and the estimation of the allowance for loan losses. For the valuation of mortgage servicing rights, management obtains external information, evaluates overall portfolio characteristics and monitors economic conditions to arrive at appropriate prepayment speeds and other assumptions.

Cash and Due From Banks

   For the purpose of reporting cash flows, cash and cash equivalents consist of cash on hand and due from banks.

Investment Securities

   Investment securities consist of bonds, notes, debentures and certain equity securities which are classified as available for sale and are carried at fair value. Any unrealized gains or losses are reported as a net amount in other comprehensive income or loss, net of any tax effect. Realized gains and losses on the sales of investment securities are determined using the specific identification method and are included in noninterest income. Any premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Interest Only Strips

   Interest only strips ("IOs") are financial investments which represent the right to receive earnings from assets that contain excess interest income which is stripped from the underlying interest earning asset. IOs are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of IOs, the Company uses market prices from closely comparable assets and a valuation model that calculates the present value of the estimated cash flows.

   IOs are classified as available for sale securities and are carried at estimated fair value. The unrealized gains and losses on securities available for sale are reported, net of tax, as a component of accumulated other comprehensive income or loss within shareholders' equity. Interest income is recorded on these securities based on their expected internal rate of return, which is reevaluated periodically. A quarterly impairment analysis is performed using discounted cash flow methodology comparable to yields on similarly termed U.S. Treasury securities. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income.

   Specific assumptions used in the valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Loans Held for Sale

   Loans held for sale are reported at the lower of cost or market, as determined in the aggregate. Gains or losses on the sale of these assets are included in noninterest income while interest collected on these assets is included in interest income.

Loans

   All loans are stated at principal balances outstanding, adjusted for any amounts charged off, discounts or premiums on loans purchased from others, and discount points collected at origination. Interest income on loans is credited to income based upon the principal amount of the loans outstanding using appropriate rates of interest. Amortization of discounts and premiums on loans is calculated using the interest method and included in interest income over the period to maturity.

   Certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate. Others are reported at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At December 31, 1999 and 1998, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and 15, were $1,276,000 and $1,681,000, respectively, all of which were carried on a non-accrual basis. The related allowances for loan losses on impaired loans were $997,000 and $1,022,000 at December 31, 1999 and 1998, respectively.

   It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt. Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis. Generally, New South has a mortgage lien on all property on which mortgage loans are made in order to protect New South's interest in both the principal amounts outstanding and interest collections. Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies. Loans collateralized by savings accounts are secured by savings account balances in excess of the outstanding loan amount. The amount of interest income earned during 1999 on nonaccrual loans outstanding at year-end was approximately $217,000. If these loans had been current in accordance with their original terms, approximately $606,000 would have been earned on these loans during 1999.

Allowance for Loan Losses

   The allowance for loan losses is maintained at a level considered adequate to provide for losses inherent in the portfolio. The provision for loan losses charged to income is determined by various factors including actual loss experience, the current volume and condition of loans in the portfolio, changes in the composition of the portfolio, known and inherent risks in the portfolio, and current and expected economic conditions. Such provisions, less net loan charge-offs, comprise the allowance for loan losses and is available for future loan charge-offs. New South follows a policy of charging off loans which management determines to be uncollectible. Subsequent recoveries are credited to the allowance.

Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the double-declining balance method over the estimated useful lives of the properties or equipment. Estimated useful lives are generally as follows:

        Building                29-40 years
        Leasehold improvements   7-40 years
        Furniture and equipment   3-7 years

Mortgage Servicing Rights

   The Company sells a substantial portion of its originated loans into the secondary market by securitizing pools of loans and sales to private investors. Generally, New South retains the servicing rights on loans that it sells. These periodic sales have been used to build a servicing portfolio, generate capital to sustain specific capital levels and to achieve continued growth through the funding of new loan originations. Mortgage servicing rights ("MSRs") are capitalized based on fair value when mortgages are sold.

   The fair values of MSRs are based on an analysis of various loan characteristics, including interest rates, maturities, and product types. These characteristics are used to stratify the servicing portfolio on which MSRs have been recognized to determine valuation and impairment. Impairment is recognized for the amount by which MSRs for a stratum exceed their fair value. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to resultant servicing income stream.

Foreclosed Real Estate Owned

   Real estate owned arises from loan foreclosure or deed in lieu of foreclosure and is reported at the lower of cost or net realizable value. Any resultant writedown at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from valuation of these properties are credited or charged to income. Costs of improvements made to facilitate sale are capitalized while costs of holding the property are charged to expense. Allowances, if any, are recorded for any anticipated costs to dispose.

     Real estate owned, which is included in Other assets at December 31, 1999 and 1998, totaled $3,288,000 and $1,129,000, respectively.

Recognition of Income

   Loan administration income primarily represents fees earned in connection with the servicing of real estate mortgage loans for investors. Such income is recognized concurrent with the receipt of the related mortgage payments and is usually based on the outstanding principal balances of the loans serviced.

   Gains or losses on sales of mortgages are recognized based upon the difference between the selling price and the carrying value of the related mortgage loan sold.

Income Taxes

   Effective January 1, 1999, the Company elected S corporation status. Corporations electing such treatment under the Internal Revenue Code generally are not subject to Federal corporate taxation. Certain states, however, do not recognize S corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders will be required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes.

   Typically S corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S corporation income included in the shareholder's individual income. Although the Company did not declare dividends in 1999, such dividends are generally not subject to tax since they result from S corporation income on which shareholders have previously been taxed.

   The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. As changes in the laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period of enactment.

   Bancshares and the Bank have entered into a tax sharing agreement by which a consolidated return is filed each calendar year.

Earnings Per Share

   Effective December 31, 1997, New South adopted SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share for companies with potentially dilutive securities. There are no dilutive securities issued or outstanding for the years ended December 31, 1999,

1998 and 1997 and, therefore, basic and diluted presentations are the same. Weighted average shares outstanding at December 31, 1999, 1998 and 1997 were 1,255,000, 1,333,000, and 1,377,000, respectively.

Off-Balance Sheet Financial Instruments

Interest Rate Swaps and Caps

   New South has from time to time utilized various off-balance sheet instruments, such as interest rate swaps and caps, which are designated to hedge imbalances in the Bank's sensitivity to fluctuating interest rates for designated assets and liabilities. To qualify as a hedge used to manage interest rate risk, the following criteria must be met: (1) the asset or liability to be hedged exposes the institution, as a whole, to the interest rate risk, (2) the instrument alters or reduces sensitivity to interest rate changes, and (3) the instrument is designated and effective as a hedge. If the designated asset or liability being hedged is terminated, matures or is sold, any realized or unrealized gain or loss from the related off-balance sheet product would be recognized in noninterest income coincident with the extinguishment or termination. Any changes in market value are recognized in other operating revenues.

   New South has entered into interest rate swap agreements to modify the interest rate characteristics of some of its mortgage loans and certificates of deposit. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest income or expense related to the assets or liabilities being hedged. The related amounts payable to or receivable from counterparties are included in other liabilities or assets. Typically, there are no up-front costs involved in these agreements.

   New South has purchased interest rate cap agreements to modify the interest rate characteristics of designated liabilities. The strike price of these agreements exceeded the current market levels at the date of inception. The interest rate indices specified by the agreements have been, and are expected to be, highly correlated with the interest rates New South incurs on its liabilities. Payments to be received as a result of the specified interest rate index exceeding the strike price are accrued in other assets and are recognized as an adjustment of interest expense. The costs of these agreements are amortized to expense over the life of the agreement.

Other Off-Balance Sheet Instruments

     In the ordinary course of business New South has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Recent Accounting Standards

   The American Institute of Certified Public Accountants has issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services, payroll and payroll-related costs for employees directly associated, and interest costs during development of computer software for internal use with planning and preliminary costs to be expensed. In addition, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The adoption of this statement in 1999 did not have a material effect on the consolidated financial statements.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133 - an amendment of FASB Standard 133. SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Presently the Company has not yet quantified the effect adoption will have on the consolidated financial statements; however, the effect could be material.

   During 1999, the Company implemented SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After The Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement, an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. The implementation of this statement did not have a material impact on the presentation of the Company's consolidated financial condition or results of operations.


2. Business Combination
   --------------------

     On February 17, 1999, New South entered into an Asset Purchase Agreement (the "Agreement") to acquire the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"). Concurrent with the Agreement, New South organized Avondale Funding Corporation, ("AFC"), to hold the acquired assets and assume acquisition liabilities and related operations. In July 1999, Avondale Funding Corporation's name was changed to Avondale Funding.com, inc. The acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value. No goodwill was recorded. The results of operations of AFC since the date of the Agreement are included in the Company's results of operations. See Note 25.


3. Cash and Due From Banks
   -----------------------

   New South maintains cash balances with the Federal Reserve when required. As of December 31, 1999 and 1998, reserve requirements amounted to $1,321,000 and $4,769,000, respectively.


4. Investment Securities Available for Sale
   ----------------------------------------

   The fair value and amortized cost of securities available for sale and the related unrealized gains and losses for each category are presented below:

                                                          Gross          Gross       Estimated
                                        Amortized      Unrealized     Unrealized       Fair
December 31, 1999                         Cost            Gains          Losses       Value
-----------------                        --------      ----------     ----------     ---------
                                                            (In thousands)
     Mortgage-backed securities          $ 90,465           $130         $2,731      $ 87,864
     U.S. Treasury and Federal
       agency securities                   38,876             --          1,347        37,529
     Other                                  7,278             --            189         7,089
                                         --------           ----         ------      --------
                                         $136,619           $130         $4,267      $132,482
                                         ========           ====         ======      ========

                                                         Gross          Gross         Estimated
                                         Amortized     Unrealized     Unrealized        Fair
December 31, 1998                           Cost          Gains         Losses         Value
-----------------                        --------      ----------     ----------     ---------
                                                            (In thousands)
     Mortgage-backed securities          $ 54,064           $256         $  253      $ 54,067
     U.S. Treasury and Federal
       agency securities                   43,860            136             91        43,905
     Other                                 11,587             46             14        11,619
                                         --------           ----         ------      --------
                                         $109,511           $438         $  358      $109,591
                                         ========           ====         ======      ========

   The contractual maturities of the securities available for sale are presented in the following table for 1999 and 1998:

                                                     1999                     1998
                                            ----------------------    ---------------------
                                                         Estimated                Estimated
                                            Amortized       Fair      Amortized      Fair
                                               Cost         Value        Cost        Value
                                            --------     ---------    --------    ---------
                                                              (In thousands)
Due in one year or less                      $  5,001     $  4,970     $  3,706     $  3,715
Due after one year through five years          34,037       32,572       48,725       48,793
Due after five years through ten years             16           16           42           43
Due after ten years                            90,516       87,875       46,794       46,796
Equity securities                               7,049        7,049       10,244       10,244
                                             --------     --------     --------     --------
                                             $136,619     $132,482     $109,511     $109,591
                                             ========     ========     ========     ========

   Net unrealized losses on investment securities available for sale at December 31, 1999 amounted to $4,137,000. Net unrealized gains on investment securities available for sale at December 31, 1998 amounted to $80,000. Deferred tax benefits relating to the net unrealized losses at December 31, 1999 amounted to $214,000. Deferred taxes relating to the net unrealized gains at December 31, 1998 amounted to $29,000.

   Gross realized gains on securities available for sale for 1999, 1998 and 1997 were $4,784,000, $4,619,000, and $1,464,000, respectively. Gross realized losses on securities available for sale for 1999, 1998 and 1997 were $4,403,000, $5,561,000, and $2,109,000, respectively.

   At December 31, 1999 and 1998, New South had securities of $126,002,000 and $30,400,000, respectively, pledged to secure certain Federal Home Loan Bank ("FHLB") advances, arrangements for the sale of securities under agreements to repurchase, interest rate swap contracts, and state and municipal deposits.

   There were no securities classified as trading securities during 1999, 1998 or 1997; therefore, no gains or losses on this security classification have been included in income.


5. Comprehensive Income
   --------------------

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, changes in other nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale.

   In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income during that or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

                                                                   1999
                                                     ----------------------------------
                                                               (In thousands)
                                                     Before                       After
                                                      Tax            Tax           Tax
                                                     Amount         Effect        Amount
                                                     -----------------------------------
Net unrealized losses arising during the period      $(5,927)      $(1,710)     $(4,217)
Less reclassification adjustments for net
  gains included in net income                          (381)         (138)        (243)
                                                     -------       -------      -------
                                                     $(5,546)      $(1,572)     $(3,974)
                                                     =======       =======      =======

                                                                   1998
                                                     ----------------------------------
                                                               (In thousands)
                                                     Before                       After
                                                      Tax            Tax           Tax
                                                     Amount         Effect        Amount
                                                     -----------------------------------
Net unrealized losses arising during the period      $  (356)      $  (131)     $  (225)
Less reclassification adjustments for net
  losses included in net income                          942           349          593
                                                     -------       -------      -------
                                                     $(1,298)      $  (480)     $  (818)
                                                     =======       =======      =======


                                                                   1997
                                                     ----------------------------------
                                                               (In thousands)
                                                     Before                       After
                                                      Tax            Tax           Tax
                                                     Amount         Effect        Amount
                                                     -----------------------------------
Net unrealized losses arising during the period      $  (816)      $  (302)     $  (514)
Less reclassification adjustments for net
  losses included in net income                          645           239          406
                                                     -------       -------      -------
                                                     $  (171)      $   (63)     $  (108)
                                                     =======       =======      =======

6. Loans
   -----

   New South's primary line of business is the origination of residential mortgage loans which New South classifies as either conforming or nonconforming. Conforming loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including FNMA, FHLMC, FHA and VA. Conforming residential mortgage loans are fixed-rate and adjustable-rate residential first mortgage loans with 15 year or 30 year terms generally secured by owner-occupied residences. Nonconforming loans typically do not exceed the standard agency maximum loan size guidelines but may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment delinquencies. New South originates only fixed rate products in the nonconforming residential mortgage area.

   The majority of New South's automobile installment loans are considered to be prime loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. The Company also classifies as prime an immaterial amount of other non-automobile installment loans secured by deposits, boats and recreational vehicles, and some unsecured signature loans.

The terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers.

   Commercial loans are generally multi-family real estate. An immaterial number of commercial loans relate to operating loans to commercial entities and may be secured by inventories or other assets. Most commercial loans carry variable interest rates with maturities consistent with industry standards for the type of instrument, typically 30 years for the real estate related loans.

   New South's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans including both the land and home and nonmortgage loans for the home only, in addition to construction loans which are in place during the preparation phase of the land.

   The composition of the loan portfolio as of December 31, 1999 and 1998 was as follows:

                                           1999           1998
                                        --------        --------
                                             (In thousands)
  Residential Mortgage:
    Conforming                          $268,377        $127,765
    Nonconforming                         45,513         328,721
                                        --------        --------
                                         313,890         456,486

  Installment (automobile and other)
    Prime                                140,268          52,232
    Nonprime                              10,010           1,436
                                        --------        --------
                                         150,278          53,668

  Residential construction and land      136,831         144,771
  Commercial real estate                 146,072         155,765
  Commercial                               6,417           4,579
                                        --------        --------
                                         753,488         815,269
  Less unearned income                     5,211           2,392
                                        --------        --------
                                        $748,277        $812,877
                                        ========        ========

   The undisbursed portion of mortgage and construction loans was $72,221,000, and $86,237,000 at December 31, 1999 and 1998, respectively.


7. Allowance for Loan Losses
   -------------------------

   A summary of the activity in the allowance for loan loss accounts for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                          1999            1998            1997
                                        -------          ------          ------
                                                    (In thousands)
   Balance at beginning of year         $ 9,107          $7,333          $5,904
   Provision for loan losses              3,638           3,944           2,954

   Loans charged off                      3,186           3,205           2,200
   Loan recoveries                       (1,555)         (1,035)           (675)
                                        -------          ------          ------
     Net charge-offs                      1,631           2,170           1,525
                                        -------          ------          ------
   Balance at end of year               $11,114          $9,107          $7,333
                                        =======          ======          ======
8. Premises and Equipment
   ----------------------

  Major classifications of premises and equipment as of December 31, 1999 and 1998 are summarized as follows:

                                                               1999            1998
                                                             -------          -------
                                                                   (In thousands)
   Land                                                      $   100          $   100
   Building                                                    6,674            5,759
   Leasehold improvements                                         64               23
   Furniture and equipment                                     8,619            4,826
                                                             -------          -------
                                                              15,457           10,708
   Less accumulated depreciation and amortization              5,208            2,848
                                                             -------          -------
                                                             $10,249          $ 7,860
                                                             =======          =======

9. Mortgage Servicing Rights
   -------------------------

  A summary of activity in the mortgage servicing rights accounts for the years ended December 31, 1999 and 1998 is presented below:

                                             1999            1998
                                           -------         -------
                                                (In thousands)
   Balance at beginning of year            $ 7,041         $ 1,381
   Originated mortgage servicing rights     13,633           6,295
   Sale of mortgage servicing rights        (2,186)              -
   Amortization expense                     (2,387)           (635)
                                           -------         -------
   Balance at end of year                  $16,101         $ 7,041
                                           =======         =======
   Estimated fair value at end of year     $21,110         $10,988
                                           =======         =======

10.  Deposits
     --------

   The composition of the deposit base as of December 31, 1999 and 1998 is summarized in the following table:

                                                           1999                    1998
                                                  ---------------------     -------------------
                                                   Amount       Percent      Amount     Percent
                                                  --------      -------     --------    -------
                                                                 (In thousands)
   Noninterest bearing demand                     $ 47,678         6.4%    $ 73,873        9.5%
   Interest bearing transaction accounts             4,322         0.6        3,712        0.5
   Money market accounts                            74,332        10.0       61,544        7.9
   Statement savings                                 5,512         0.7        4,337        0.6

   Certificates of deposit
     3% to 3.99%                                        35         0.0           44        0.0
     4% to 4.99%                                    27,761         3.7       30,355        3.9
     5% to 5.99%                                   429,687        57.7      430,289       55.5
     6% to 6.99%                                   106,653        14.3      103,446       13.3
     7% to 8.99%                                    48,211         6.5       65,030        8.4
     More than 9%                                      894         0.1        2,818        0.4
                                                  --------       -----     --------      -----
                                                  $745,085       100.0%    $775,448      100.0%
                                                  ========       =====     ========      =====

   The aggregate amounts of certificates of deposit in denominations greater than $100,000 were approximately $219,845,000 and $140,618,000 as of
December 31, 1999 and 1998, respectively

   The scheduled maturities of certificates of deposit as of December 31, 1999 were as follows (in thousands):

   2000                         $492,161
   2001                           36,390
   2002                           38,148
   2003                            7,914
   2004 and thereafter            38,628
                                --------
                                $613,241
                                ========

   The following table notes the breakdown of interest expense on deposits for the years ended December 31, 1999, 1998, and 1997:

                                              1999      1998    1997
                                             -------  -------- -------
                                                   (In thousands)
  Interest bearing transaction accounts      $   150  $    82  $   126
  Money market accounts                        3,600    2,543    2,350
  Statement savings                              211      184      245
  Certificates of deposit                     35,872   35,915   35,011
                                             -------  -------- -------
                                             $39,833  $38,724  $37,732
                                             =======  =======  =======

11.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
     --------------------------------------------------------------------------

   At December 31, 1999, New South maintained federal funds agreements with five commercial banks which provided unused, available credit of $50,000,000. The table below provides information relating to federal funds purchased and securities sold under agreements to repurchase for the years ended December 31, 1999 and 1998:

                                                 1999      1998
                                               --------  --------
                                                 (In thousands)
  Activity for the year:
    Average outstanding balance                 $42,132   $47,827
    Maximum outstanding at any month-end        $73,054   $85,573
    Ending balance                              $50,923   $68,800
    Average interest rate at period-end            6.09%     5.52%
    Average interest rate paid during the year     5.29%     4.85%


12. Federal Home Loan Bank Advances, Lines of Credit and Note Payable
    -----------------------------------------------------------------

   As of December 31, 1999 and 1998, FHLB advances amounted to $128,417,000 and $198,418,000, respectively. The advances outstanding at December 31, 1999 bear interest at rates ranging from 5.53 percent to 7.89 percent. The advances are collateralized by stock in the FHLB, a blanket assignment of mortgage loans, and the pledge of certain investment securities available for sale. Scheduled maturities for the advances outstanding as of December 31, 1999 are as follows (in thousands):

   2000                         $ 85,000
   2001                            3,388
   2003                           30,000
   2005                           10,000
   2017 and thereafter                29
                                --------
                                $128,417
                                ========

   The table below provides information relating to FHLB advance activity for the years ending December 31, 1999 and 1998.

                                                  1999      1998
                                                --------- ---------
                                                  (In thousands)
   Activity for the year:
     Average outstanding balance                 $158,782  $151,476
     Maximum outstanding at any month-end        $218,418  $231,418
     Ending balance                              $128,417  $198,418
     Average interest rate at period-end             5.87%     5.38%
     Average interest rate paid during the year      5.33%     5.84%

   New South issued a promissory note (the "Note") in the amount of $1,947,000 to AFSB as consideration for the purchased assets of AFC. Beginning April 10, 1999, under terms of the Note, New South was to make four quarterly payments of principal and interest to AFSB equal to 20 basis points of both the aggregate original principal balance of all mortgage loans originated and the outstanding balance of all home equity lines of credit originated through the purchased systems subsequent to the purchase by New South. Any amount remaining after the first four installments are due in four equal installments beginning on April 10, 2000, with the final installment due January 10, 2001. Interest on the note accrues at six percent annually. As of December 31, 1999, $1,615,000 was outstanding on the note. In addition, the Agreement contains a provision by which New South can exercise an option to put back the assumed assets and the Note within a specified time frame. This time frame expires in May 2000.

   During 1999, Bancshares entered into a credit facilities agreement from a commercial bank consisting of a $8,125,000 line of credit. As of December 31, 1999, $4,500,000 was outstanding on the line of credit.

13.  Employee Benefit Plan
     ---------------------

          Substantially all full-time employees with six months of service are eligible to participate in New South's 401(k) Defined Contribution Plan. Under the plan, an employee may elect to defer a portion of their wages with New South matching deferrals up to three percent of the first eight percent of the employee's salary deferred. New South contributed $486,000, $323,000, and $138,000, to the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

14.  Income Taxes
     ------------

   The provisions for (benefit of) income taxes included in the consolidated statements of income are summarized below:

                            Current   Deferred    Total
                            -------   --------    ------
                                  (In thousands)
   1999
      Federal               $    -    $1,316      $1,316
      State                   (146)      236          90
                            ------    ------      ------
                            $ (146)   $1,552      $1,406
                            ======    ======      ======
   1998
     Federal                $3,740    $  792      $4,532
     State                     458        98         556
                            ------    ------      ------
                            $4,198    $  890      $5,088
                            ======    ======      ======
   1997
     Federal                $4,225    $ (621)     $3,604
     State                     513      (127)        386
                            ------    ------      ------
                            $4,738    $ (748)     $3,990
                            ======    ======      ======

   At December 31, 1999 and 1998, deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowances for net deferred tax was eliminated during 1999.

   Significant components of New South's deferred tax assets and liabilities as of December 31, 1999 and 1998 are listed below.

                                                     1999           1998
                                                   ------          ------
                                                        (In thousands)
   Deferred tax asset:
     Loan loss allowance                           $  610          $3,955
     REMIC income                                     327           2,388
     Unrealized loss on securities
       available for sale                             214               -
     Other                                            283             793
                                                   ------          ------
                                                    1,434           7,136
   Deferred tax liability:
     Tax deferred dividends                            10             469
     Originated mortgage servicing rights             642           2,539
     Unrealized gain on securities
       available for sale                               -              29
     Servicing asset                                  307               -
     Other                                            560             887
                                                   ------          ------
                                                    1,519           3,924
                                                   ------          ------

   Net deferred tax asset (liability)
    before valuation allowance                        (85)          3,212
   Valuation allowance                                  -           1,988
                                                   ------          ------
     Net deferred tax asset (liability)            $  (85)         $1,224
                                                   ======          ======

   Applicable income taxes for financial reporting purposes differs from the amount computed by applying the applicable income tax rate of 6 percent, the blended tax rate for states in which the Company operates, for 1999 and 34 percent for 1998 and 1997 for the reasons below:

                                                    1999            1998            1997
                                                   ------          ------          ------
                                                              (In thousands)
   Tax computed at statutory
     applicable income tax rate                    $  240          $4,020          $2,960

   Reversal of Federal net deferred tax asset       3,145               -               -
   Elimination of valuation allowance              (1,988)              -               -
   Increase in taxes resulting from:
     State income tax, net of Federal benefit           -             320             255
     Other, net                                         9             748             775
                                                   ------          ------          ------
                                                   $1,406          $5,088          $3,990
                                                   ======          ======          ======

15. Other Noninterest Expense
    -------------------------
    The following table sets forth the principal components of other noninterest expense for the years ended December 31:

                                                     1999             1998            1997
                                                   -------          -------         -------
                                                                 (In thousands)
   Loan servicing fees paid to affiliates          $   354         $  4,480        $  3,642
   Loss on loans serviced                              209              398           1,423
   Supplies and printing                             1,247              916             459
   Legal and professional                            2,274            1,484             851
   Telephone                                         1,431            1,129             692
   Advertising                                       1,429              792             489
   Computer service                                  1,722              849             589
   Branch purchase fee                                 906            2,305             891
   Other expense                                    11,994            6,090           4,407
                                                   -------          -------         -------
                                                   $21,566          $18,443         $13,443
                                                   =======          =======         =======

16. Capital
    -------

   Various regulatory capital measures used within the banking industry are indicators of capital adequacy. Among these are leverage, tangible, and risk-based capital ratios. These ratios adjust reported asset and capital amounts by various nonqualifying regulatory assets such as certain mortgage servicing rights and certain nonqualifying intangibles. Regulatory authorities set these minimum ratio standards for banking institutions in order to monitor the capital strength of the institutions. Should the Bank's capital ratios decline below these minimum standards, it would become subject to a series of increasingly restrictive regulatory actions. The Bank has consistently exceeded these minimum guidelines and it is the intention of management to continue to monitor these ratios to insure regulatory compliance and maintain adequate capital for the Bank. The Bank's current regulatory ratios place the Bank in the regulatory defined well capitalized category. The capital levels for the Bank under these various measures are noted in the table for December 31, 1999 and 1998. On August 31, 1999, the OTS confirmed the Bank was well capitalized. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy guidelines to which it is subject.

                                                      Minimum                          To Be Well
                                                    Requirement         Actual         Capitalized
                                                  --------------   ---------------   --------------
                                                  Amount   Ratio   Amount    Ratio   Amount   Ratio
                                                  ------   -----   ------    -----   ------   -----
                                                        (In thousands, except percentages)
   As of December 31, 1999:
   Tier I capital
    Tier 1 to total adjusted assets               $30,747  3.00%   $88,537   8.64%   $51,245   5.00%

   Tangible capital
    Tangible capital to total adjusted assets     $15,374  1.50%   $88,537   8.64%       N/A    N/A

   Total risk-based capital
    to risk weighted assets                       $59,658  8.00%   $90,253  12.10%   $74,572  10.00%

   Tier 1 capital
    Tier 1 to risk weighted assets                    N/A   N/A    $88,537  11.87%   $44,743   6.00%


   As of December 31, 1998:
   Tier I capital
    Tier 1 to total adjusted assets               $34,219  3.00%   $79,891   7.00%   $57,031   5.00%

   Tangible capital
    Tangible capital to total adjusted assets     $17,109  1.50%   $79,891   7.00%       N/A    N/A

   Total risk-based capital
    to risk weighted assets                       $64,193  8.00%   $83,321  10.38%   $80,241  10.00%

   Tier 1 capital
    Tier 1 to risk weighted assets                    N/A   N/A    $79,891   9.96%   $48,145   6.00%

   The following table is a reconciliation of the Bank's shareholder's equity to tangible capital as required by the Office of Thrift Supervision.

                                                       1999          1998
                                                    ----------    ----------
                                                          (In thousands)

   Shareholder's equity                             $   84,518    $   81,166
   Minority interests in consolidated subsidiaries          96             -
   Deferred tax asset                                        -        (1,224)
   Unrealized (gains) losses on securities
     available for sale                                  3,923           (51)
                                                    ----------    ----------
   Tangible and Tier 1 capital                          88,537        79,891

   Allowance for loan losses, general                    9,321         8,732
   Equity investments in land                              (36)         (112)
   Low level recourse deduction                         (7,569)       (5,190)
                                                    ----------    ----------
   Total risk based capital                         $   90,253    $   83,321
                                                    ==========    ==========

   Total adjusted assets                            $1,024,905    $1,140,619
                                                    ==========    ==========
   Total risk weighted assets                       $  745,723    $  802,409
                                                    ==========    ==========

   While the Company presently intends to declare dividends in an amount sufficient to enable shareholders to pay income tax at the highest marginal federal, state and local income tax rate of any shareholder of the Company for the applicable period, and since the Company is dependent upon dividends from the Bank, there is no assurance that dividends to shareholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to shareholders; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to assure the safety and soundness of the Bank and the Company. As of December 31, 1999, the Bank could declare dividends in the amount of $16,976,000 without the prior consent of the Office of Thrift Supervision.


17.  Fair Value of Financial Instruments
     -----------------------------------

   SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires the disclosure of estimated fair values for all financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practicable to estimate their value along with pertinent information on those financial instruments for which such values are not available.

   Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of New

South's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other economic factors. These estimates are subjective in nature involving uncertainties and matters of significant judgement; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

   For purposes of this disclosure, the carrying value approximates, or is equal to, the fair value of financial instruments for the balance sheet lines captioned: cash and due from banks, time deposits in other banks, accrued interest receivable and payable, federal funds purchased and securities sold under agreements to repurchase, and note payable.

     The carrying amount and estimated fair values of other financial instruments is summarized as follows:

                                                                   December 31,
                                                -------------------------------------------------
                                                        1999                          1998
                                                ---------------------       ---------------------
                                                 Carrying   Estimated       Carrying    Estimated
                                                 Amount    Fair Value        Amount    Fair Value
                                                --------   ----------       --------   ----------
                                                                 (In thousands)
   Financial Assets:
     Investment securities available for sale   $132,482    $132,482        $109,591    $109,591
     Loans held for sale                        $ 66,258    $ 66,258        $115,279    $115,279
     Loans, net of unearned income              $748,277    $744,985        $812,877    $832,386
   Financial Liabilities:
     Deposits                                   $745,085    $746,161        $775,448    $786,304
     FHLB advances                              $128,417    $128,751        $198,418    $201,196
   Off-balance sheet financial instruments:
     Unrealized gains/(losses):
       Interest rate swap agreements            $      -    $    607        $      -    $   (556)
       Interest rate cap agreements             $      -    $     17        $      -    $    123
       Commitments to extend credit             $      -    $ 96,029        $      -    $ 98,481
       Undisbursed loan commitments             $      -    $ 72,221        $      -    $ 86,237
       Letters of credit                        $      -    $  6,866        $      -    $ 20,362

   The following methods and assumptions were used by New South in estimating its fair value disclosures for financial instruments:

   Investment Securities Available for sale and Loans Held for Sale - Fair
   ----------------------------------------------------------------
values for securities and loans held for sale are based on quoted market prices where available. Where quoted market prices are not available, fair values are based on quoted market prices of similar instruments, adjusted for any significant differences between the quoted instruments and the instruments being valued.

   Loans - The fair values of variable rate loans that reprice frequently
   -----
and have no significant change in credit risk are assumed to approximate carrying amounts. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and estimates of maturity based on New South's historical experience.

   Deposits - The fair value of deposits with no stated maturity, such as
   --------
noninterest-bearing demand deposits, savings accounts, and money market and interest-bearing checking accounts is, by definition, equal to the amount payable on demand or the carrying amount. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

   Federal Home Loan Bank Advances - The fair values of these advances are
   -------------------------------
determined using discounted cash flow analyses which apply interest rates currently offered.

   Off-Balance Sheet Instruments - Fair values for New South's off-balance
   -----------------------------
sheet instruments are determined using various methods. Fair values of interest rate swaps and caps are determined with the use of pricing models or formulas using current assumptions if there are no relevant market comparables.

   Commitments to Extend Credit and Standby Letters of Credit - The value of
   ----------------------------------------------------------
these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists and because such fee income is not material to New South's financial statements at December 31, 1999 and 1998, the fair value of these commitments is not presented.


18. Off-Balance Sheet Risk and Commitments
    --------------------------------------

   New South is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of its customers and to reduce its own exposure to fluctuations in interest rates. The financial instruments may include commitments to extend credit, standby letters of credit, interest rate caps and floors, interest rate swaps, forward and futures contracts, and commitments to purchase loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contract, or notional, amounts of these instruments reflect the extent of involvement New South has in the particular class of financial instrument.

   New South's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. New South uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps, floors, and swap agreements and for forward and futures contracts, the contract, or notional, amounts do not represent exposure to credit loss. New South controls the credit risk of its interest rate swap agreements and forward and futures contracts through credit approvals, limits, and monitoring procedures. Generally, New South will require collateral, margin deposits or other security to support financial instruments with credit or interest risk.

   Commitments to extend credit ("Mortgage Pipeline") are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Mortgage Pipeline consists of both fixed rate commitments and floating rate obligations. The fixed rate commitments result in market risk, while floating rate commitments contain no market risk. New South controls this market risk through mandatory forward commitments to sell loans and other financial instruments designed to hedge this type of interest rate exposure. The market risk associated with these mandatory forward commitments exists to the extent loans are not available at appropriate rates. New South's mandatory forward commitments on loans held for sale are considered in the lower of cost or market calculation. The total Mortgage Pipeline was $11,177,000 and $18,434,000 as of December 31, 1999 and 1998, respectively. Of the 1999 Mortgage Pipeline, $7,712,000 were fixed rate commitments with market risk and $3,465,000 were adjustable commitments with no market risk. For 1998, $9,404,000 were fixed rate commitments and $9,030,000 were adjustable commitments. Adequate sources of funds were available at December 31, 1999 to fund anticipated closings from the Mortgage Pipeline.

   Commitments to purchase loans are agreements to buy mortgage loans on a specified date at an amount stated as a percentage of the note amount of the loans to be purchased. On these commitments, New South uses the same policies to control credit and interest rate risk as it does for other commitments to extend credit.

   Standby letters of credit are conditional commitments issued by New South to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, such as a bond financing. While some of the guarantees are short-term in nature, most extend for more than one year and expire in decreasing amounts. The credit risk in standby letters of credit is substantially the same as that for extending loan facilities to customers. New South holds various assets as collateral, including real estate and mortgage-backed securities, supporting those commitments for which collateral is deemed necessary.

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

   The effective notional amounts outstanding at December 31, 1999 and 1998 were $100,000,000 and $120,000,000, respectively. During 1999, the average notional amount of rate swaps was $107,500,000; the average rate received under the contracts was 5.70 percent and the average rate paid was 5.81 percent, resulting in an increase in net interest income of $329,000. During 1998, the average notional outstanding amount was $140,000,000 and the average rates received and paid were 6.01 percent and 5.80 percent, respectively, and increased net interest income by $760,000. At December 31, 1999 and 1998, the net accrued receivables were $612,000 and $600,000, respectively. At December 31, 1999, the effective notional amounts and contractual maturities of rate swaps were as follows:

      Effective
      Notional                         Liabilities/Assets
       Amount         Expiration Year        Hedged
   --------------     ---------------  ------------------
   (In thousands)
     $ 25,000              2000             Loans
       10,000              2002             Deposits
       20,000              2003             Loans
       20,000              2005             Loans
       10,000              2008             Deposits
       15,000              2009             Deposits
     --------
     $100,000
     ========

   Interest rate cap and floor agreements are used to modify and/or reduce New South's interest rate risk. As of December 31, 1999 and 1998, New South had interest rate cap agreements with commercial banks and major investment banking firms covering New South's interest rate exposure on short-term liabilities. The effective notional amounts outstanding were $230,000,000 at December 31, 1999 and 305,000,000 at December 31, 1998. The results of the rate caps were an increase in expense of $712,000, $824,000, and $782,000 in 1999, 1998 and 1997,
respectively. The estimated fair value of the rate caps were $17,000 and $123,000 at December 31, 1999 and 1998, respectively. The weighted average maturity of the rate caps were 2 years at both December 31, 1999 and 1998.

   The following table summarizes the contract or notional amounts of the various off-balance sheet instruments and commitments as of December 31, 1999 and 1998:

                                              1999       1998
                                            -------     -------
                                              (In thousands)
   Financial instruments whose contract
     amounts represent credit risk:
       Commitments to extend credit         $96,029     $98,481
       Standby letters of credit            $ 6,866     $20,362


19. Loan Servicing
    --------------

   Mortgage and installment loans serviced for others are not recorded on New South's books and, accordingly, are not reflected in the accompanying financial statements. New South is obligated to service the unpaid principal balances of these loans. See Note 20 for a discussion of the servicing arrangement New South has with Collateral Mortgage, Ltd. ("Collateral"), an affiliated company.

   New South, as a servicer for all FHA/VA loans, is required to advance from its own funds, escrow and foreclosure costs on the loans it services. Portions of these advances are not recoverable for loans serviced for the Government National Mortgage Association ("GNMA").

   The average GNMA FHA/VA loss resulting from these advances and relating to loans that subsequently went into foreclosure amounted to approximately $990 per loan in 1999, $2,300 per loan in 1998, and $850 per loan in 1997. Total losses of this nature for 1999, 1998 and 1997 amounted to $150,000, $89,000, and $71,000, respectively.

   The outstanding mortgage and installment loan amounts serviced for others as of December 31, 1999 and 1998 are summarized below:

                                                1999      1998
                                              --------  --------
                                                (In thousands)

   Government National Mortgage Association   $328,564  $336,427
   Freddie Mac                                $709,402  $696,194
   Federal National Mortgage Association      $138,637  $122,401
   Other investors                          $1,201,332  $332,598


   Custodial escrow balances maintained in connection with loan servicing were approximately $6,093,000 and $5,837,000 at December 31, 1999 and 1998,
respectively.  These are included with noninterest bearing deposits.

   The automobile installment loans serviced for others at December 31, 1999 and 1998 were $154,366,000 and $162,860,000, respectively.

20.  Related Party Transactions
     --------------------------

   Due to the nature of their businesses, the operations of New South and Collateral, an affiliate, are closely involved. Management, systems, and facilities are shared, and, accordingly, there are numerous intercompany transactions. Management monitors all activity to ensure that all transactions are made in a fair and equitable manner to both New South and Collateral. Senior management and other support functions, for which management fees were assessed and which had previously been a part of Collateral, transferred to New South during 1997. As a result, New South collected $269,000, $971,000 and $222,000 in management fees from Collateral in 1999, 1998, and 1997, respectively, which are paid monthly. Additionally, management fees were received during 1999, 1998, and 1997 in the amounts of $105,000, $64,000 and $60,000 from Triad Guaranty Insurance Corporation, an affiliate, for services provided. These fees are due quarterly and bear no interest. New South paid Collateral monthly management fees for services provided, including facilities management, $146,000, $68,000, and $14,000 during 1999, 1998, and 1997, respectively.

   In connection with its residential loan servicing activities, Collateral is required to maintain escrow accounts as trustee for investors and mortgagors. At December 31, 1998, Collateral had on deposit with New South approximately $54,338,000, respectively, in noninterest bearing accounts. For 1999, these deposits represented escrows on the commercial servicing and amounted to $18,369,000.

   Prior to 1999, Collateral performed the servicing activities on behalf of New South for New South's investor servicing obligations and New South's owned portfolio. Effective January 1, 1999, New South began servicing these assets. In addition, New South began servicing on behalf of Collateral all of Collateral's residential servicing obligations to third parties and Collateral's owned portfolio. Collateral paid $1,732,000 in 1999 to New South for these servicing activities under a subservicing agreement based upon industry servicing fee standards.

     Collateral and its affiliates maintain normal business checking and money market accounts at New South. At December 31, 1999 and 1998, these accounts totaled approximately $5,327,000 and $1,236,000, respectively.

     During the third quarter of 1999, New South sold an interest only strip to Collateral for $4,846,000, the net book value as of the date of sale. No gains or losses were recognized since net book value approximated the fair value of the asset sold.

     During the third quarter of 1999, New South sold $2,186,000 in servicing rights for $2,646,000. This servicing was combined with the concurrent sale of servicing rights by Collateral in order for Collateral and New South to achieve a more effective execution of the servicing sale.

     During the first quarter of 2000, New South as a continuation of the Bank's building of it's servicing portfolio, purchased $840,000 in servicing rights from Collateral for fair value.

     New South, prior to June 1997, purchased a portion of its mortgage loans from Collateral at cost. In addition, Collateral serviced these mortgage loans, and subserviced loans which New South was obligated to service for third party investors, until the servicing change noted above in January 1999. Servicing fees paid to Collateral during 1999, 1998 and 1997 amounted to $354,000, $4,480,000 and $3,642,000, respectively. The amounts paid in 1999 related solely to Collateral's subservicing of New South's owned commercial loan portfolio. For an additional discussion of the subservicing agreement with Collateral, see Note 19.

     New South purchased $55,831,000 in mortgage loans from Collateral during 1997, and sold $20,571,000 in mortgage loans to Collateral during the same period. During 1999 and 1998, no mortgage loans were sold to or purchased from Collateral. All transactions were recorded at cost with no gains or losses.

     New South's Trust Department acted as document custodian for Collateral's mortgage banking activities for 1998 and 1997, holding various securities on behalf of mortgage investors and warehousing banks. Management believes the fees received from Collateral for these services are comparable to those charged by third parties. The Trust Department continues to hold various securities and commercial loan files on behalf of Collateral's commercial lending area. Trust fees were $22,000, $191,000, and $196,000 during 1999, 1998, and 1997, respectively.

     On December 31, 1998, New South sold a mobile home park acquired through foreclosure to Collateral Agency, Inc. ("CAI"), an affiliate, at market value and realized a gain of $203,000 on the transaction. In June 1997, New South sold an office rental property which had been acquired through foreclosure to CAI. The property was sold at market price, and New South realized a gain of $158,000 on the transaction.

     New South had $73,000 and $457,000 in loans outstanding to senior officers at December 31, 1999 and 1998, respectively. During 1999 and 1998, there were no advances on loans to senior officers, and paydowns were $384,000 and $140,000, respectively.

     In July 1997, the loan production operations of the residential mortgage banking unit of Collateral were transferred into New South. As a result of this change, New South assumed responsibility for 39 residential loan production offices, associated employees, and related operating lease obligations. Under the terms of an agreement with Collateral, a fee is payable semi-annually in installments over a three year period based on a decreasing percentage ranging from .35 percent to .10 percent of the aggregate original principal balances of certain residential mortgage loans originated by New South through June 30, 2000. The fee for 1998 was $2,305,000 and the fee for 1999 was $906,000. In
1999 and 1998, New South paid $7,440 and $622,000 respectively, to Collateral for the use of furniture and equipment in the origination and support areas.

     In September 1998, New South entered into a joint venture known as DPH. In accordance with the agreement, the joint venture will originate residential mortgage loans which will subsequently be purchased by New South at market. During 1999 and 1998, New South purchased $15,260,000 and $810,000, respectively, of residential mortgage loans from the joint venture.

21.  Parent Only Financial Information
     ---------------------------------

   Financial information and operating results for New South Bancshares, Inc., parent only, is presented as follows:

                                                                          As of December 31,
                                                                          ------------------
                                                                           1999        1998
                                                                          ------------------
                                                                             (In thousands)
Balance Sheets:
---------------
      Assets:
      Cash                                                                 $    67    $    52
      Investment in subsidiaries:
         New South Federal Savings Bank                                     84,518     81,166
         Collateral Agency of Texas                                            185        189
      Other assets                                                           1,510      1,561
      Accounts receivable-intercompany                                         312          -
                                                                           -------    -------
            Total Assets                                                   $86,592    $82,968
                                                                           =======    =======

      Liabilities:
      Notes payable                                                        $ 4,500   $     -
      Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                            34,500     34,500
      Accrued expenses and other liabilities                                   284          -
      Accounts payable-intercompany                                              -         28
                                                                           -------    -------
            Total Liabilities                                               39,284     34,528
                                                                           -------    -------

      Shareholders' Equity:
      Common stock of $1.00 par value (authorized: 1.5 million shares;
         issued and outstanding: 1,255,537.1 at December 31, 1999
         and 1,250,189.5 at December 31, 1998)                               1,256      1,250
      Surplus                                                               29,475     29,230
      Retained earnings                                                     20,500     17,909
      Accumulated other comprehensive income (loss)                         (3,923)        51
                                                                           -------    -------
            Total Shareholders' Equity                                      47,308     48,440
                                                                           -------    -------
            Total Liabilities and Shareholders' Equity                     $86,592    $82,968
                                                                           =======    =======

                                                                                           Year ended December 31,
                                                                               -----------------------------------------
                                                                                 1999              1998           1997
                                                                               -------           --------       --------
                                                                                               (In thousands)
Income Statement:
  Income:
   Dividends from subsidiaries                                                 $ 1,805           $  900          $1,125
   Interest on other short-term investments                                          5              175               8
   Other income                                                                      -                -              10
                                                                               -------           ------          ------
     Total Income                                                                1,810            1,075           1,143
                                                                               -------           ------          ------

  Expenses:
   Interest on notes payable                                                        92              366             779
   Interest expense on guaranteed preferred beneficial
    interests in the Company's subordinated debentures                           2,932            1,573               -
   Other expense                                                                   110              114              46
                                                                               -------           ------          ------
     Total Expenses                                                              3,134            2,053             825
                                                                               -------           ------          ------
  Income (loss) before equity in undistributed earnings
   of subsidiaries                                                              (1,324)            (978)            318
  Equity in undistributed earnings of subsidiaries                               3,722            7,715           4,398
                                                                               -------           ------          ------
  Income before income tax benefit                                               2,398            6,737           4,716
    Income tax benefit                                                             193               -               -
                                                                               -------           ------          ------
     Net Income                                                                $ 2,591           $6,737          $4,716
                                                                               =======           ======          ======


                                                                                          Year ended December 31,
                                                                                 --------------------------------------------
                                                                                   1999              1998              1997
                                                                                 --------          --------          --------
                                                                                                (In thousands)
Statements of Cash Flows:
 Operating activities:
   Net income                                                                    $ 2,591           $  6,737           $ 4,716
   Equity in undistributed earnings of subsidiaries                               (3,722)            (7,715)           (4,398)
   (Increase) decrease in other assets                                                51             (1,560)                -
   Increase in accounts receivable-intercompany                                     (312)                 -                 -
   Increase (decrease) in accrued expenses and other liabilities                     284                 (6)                -
   Increase (decrease) in accounts payable-intercompany                              (28)               (18)               37
                                                                                 -------           --------           -------
     Net cash provided by (used in) operations                                    (1,136)            (2,562)              355
                                                                                 -------           --------           -------

 Investing activities:
   Capital contributions to subsidiaries                                          (3,600)           (12,174)             (194)
                                                                                 -------           --------           -------

 Financing activities:
   Net increase (decrease) in notes payable                                        4,500            (10,000)                -
   Proceeds from the issuance of common stock                                        251                  -                 -
   Purchase and retirement of common stock                                             -             (9,793)             (235)
   Issue of guaranteed preferred beneficial interests in
    the Company's subordinated debentures                                              -             34,500                 -
                                                                                 -------           --------           -------
     Net cash provided by (used in) financing activities                           4,751             14,707              (235)
                                                                                 -------           --------           -------

 Net increase (decrease) in cash and cash equivalents                                 15                (29)              (74)
 Cash and cash equivalents at beginning of year                                       52                 81               155
                                                                                 -------           --------           -------
 Cash and cash equivalents at end of year                                        $    67           $     52           $    81
                                                                                 =======           ========           =======

22.  Commitments and Contingencies
     ------------------------------

   Various legal proceedings are pending against New South. These actions arise in the ordinary course of New South's business and include actions relating to its lending and servicing activities. Although the outcome of any litigation cannot be predicted with certainty, management considers that any potential liability resulting from the proceedings would not have a material adverse impact on the financial condition of New South. Consequently, no amounts have been accrued relating to these matters.

   The Company leases its executive offices, other corporate office space, and
its mortgage production branches.   Rent expense is included in net occupancy
and equipment expense and totaled $2,309,000, $1,317,000, and $555,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Amounts paid to Collateral for New South's executive office and other office space totaled $1,013,000, $566,000, and $137,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Amounts received from subleases totaled $288,000, $437,000, and $353,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Minimum rental payments due as of December 31, 1999 are summarized below (in thousands).


                          2000                $  617
                          2001                   436
                          2002                   175
                          2003                    33
                          2004                     4
                                              ------
                                              $1,265
                                              ======

23.  Segment Reporting
     -----------------

   The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998. Reportable segments consist of Residential Mortgage Lending, Automobile Lending, and Portfolio Management. The accounting policies for each segment are the same as those used by the Company as described in Note 1 - Significant Accounting Policies.

   Residential Mortgage Lending originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. Residential Mortgage Lending and Automobile Lending sell permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sells, securitizes, or retains the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans are retained by the originating unit, which is credited with the interest income generated by those loans. The originating unit pays a market-based, funds-used charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the three reportable segments of the Company are included in the following table.

                                                                         For the year ended December 31, 1999
                                                    -----------------------------------------------------------------------------
                                                    Residential
                                                     Mortgage      Automobile    Portfolio
                                                      Lending       Lending      Management          Other          Consolidated
                                                    -----------------------------------------------------------------------------
                                                                                     (In thousands)
Interest income                                      $ 18,109       $   221       $ 63,660        $  3,366          $   85,356
Interest expense                                           39            37         52,463           1,045              53,584
Intra-company funds used / provided                   (11,831)         (167)        12,300            (302)                  -
Provision for loan losses                                  61             -          2,626             951               3,638
Noninterest income                                     38,133           798         (4,380)          3,418              37,969
Noninterest expense                                    35,530         5,783          5,102          15,691              62,106
Intra-company loan service fees                         1,695           812         (2,507)              -                   -
Effects of intra-company loan sales                     1,157         1,655         (2,812)              -                   -
                                                     --------       -------       --------        --------          ----------
Net income before income taxes                         11,633        (2,501)         6,070         (11,205)              3,997
Provision for income taxes                              4,093          (880)         2,135          (3,942)              1,406
                                                     --------       -------       --------        --------          ----------
 Net income after income taxes                       $  7,740       $(1,621)      $  3,935        $ (7,263)         $    2,591
                                                     ========       =======       ========        ========          ==========

Depreciation and amortization (net)                  $  1,504       $   288       $      6        $    658          $    2,456
Total assets                                         $264,339       $12,057       $800,363        $(55,652)         $1,021,107
Capital expenditures                                 $  3,186       $   147       $      -        $  1,629          $    4,962


                                                                        For the year ended December 31, 1998
                                              ------------------------------------------------------------------------------------
                                               Residential
                                                 Mortgage         Automobile       Portfolio
                                                 Lending          Lending         Management        Other            Consolidated
                                              ------------------------------------------------------------------------------------
                                                                                     (In thousands)

Interest income                                  $ 14,461          $   486         $ 67,677        $    627            $   83,251
Interest expense                                      475               27           51,974            (177)               52,299
Intra-company funds used / provided                (8,657)            (192)           9,027            (178)                    -
Provision for loan losses                               -                -            3,944               -                 3,944
Noninterest income                                 29,690              913              780           2,187                33,570
Noninterest expense                                33,237            5,522            3,130           6,864                48,753
Intra-company loan service fees                     1,130            1,045           (2,175)              -                     -
Effects of intra-company loan sales                 3,714            2,685           (6,399)              -                     -
                                                 --------          -------         --------        --------            ----------
Net income before income taxes                      6,626             (612)           9,862          (4,051)               11,825
Provision for income taxes                          2,877             (266)           4,281          (1,804)                5,088
                                                 --------          -------         --------        --------            ----------
 Net income after income taxes                   $  3,749          $  (346)        $  5,581        $ (2,247)           $    6,737
                                                 ========          =======         ========        ========            ==========

Depreciation and amortization (net)              $    607          $   249         $      4        $    322            $    1,182
Total assets                                     $301,131          $ 8,178         $747,620        $ 85,693            $1,142,622
Capital expenditures                             $  1,610          $   427         $      -        $  4,062            $    6,099


   Due to the Transfer of the 39 residential mortgage production branches, along with the related support operations and executive management, presentation of comparable information for the period ended December 31, 1997 is not practicable.

24.  Trust Preferred Securities
     --------------------------

   In June 1998, the Company sold $34,500,000 of 8.5 percent cumulative preferred securities issued by New South Capital Trust I (the "Trust"). These preferred securities are collateralized by subordinated debentures issued by the Company and are presented on the balance sheet as a separate line entitled "Guaranteed preferred beneficial interests in the Company's subordinated debentures". The debentures have a stated maturity of June 30, 2028 and are subject to early redemption after June 30, 2003.

   The sole assets of the Trust are $35,567,010 in subordinated debentures which have the same interest rate and maturity characteristics as the trust preferred securities. The Company owns all of the common securities of the Trust which amount to $1,067,010.

   The Company will, through the guarantee, the trust agreement, the subordinated debentures and the indenture, taken together, fully, irrevocably and unconditionally guarantee all of the Trust's obligations with respect to the preferred securities. The guarantee of the Company guarantees the payment of distributions and payments on liquidation or redemption of the preferred securities, but only in each case to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust has insufficient funds to pay such distributions. If the Company does not make interest payments on the subordinated debentures held by the Trust, the Trust will have insufficient funds to pay distributions on the preferred securities. In such event, a holder of preferred securities may institute a legal proceeding directly against the Company pursuant to the terms of the guarantee to enforce payment of amounts equal to such distributions to such holder.

   The Company's subordinated debentures and its guarantee are unsecured and subordinated to all senior debt. Accordingly, the subordinated debentures and the guarantee will rank junior in right of payment to all present and future senior debt of the Company and rank pari passu with obligations to or rights of the Company's other general unsecured creditors. In the case of a bankruptcy or insolvency proceeding involving the Company, the Company's obligations under the guarantee will rank subordinate and junior in right of payment to all liabilities of the Company, but senior to any obligation in respect of any class of capital stock of the Company.

   The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at their stated maturity or their earlier redemption. The subordinated debentures are redeemable prior to their stated maturity at the option of the Company on or after June 30, 2003, in whole at any time or in part from time to time, or at any time, in whole, but not in part, upon the occurrence of a special event as defined in the preferred securities agreements.

   The Company will have the right at any time to terminate the Trust and cause the subordinated debentures to be distributed to the holders of the trust securities in liquidation of the Trust. In the event of the termination of the Trust, after satisfaction of liabilities to creditors of the Trust as required by applicable law, the holders of the preferred securities will be entitled to receive a liquidation amount of $10.00 per preferred security plus accumulated and unpaid distributions thereon to the date of payment, which may be in the form of a distribution of such amount in subordinated debentures, subject to certain exceptions.

25.  Subsequent Event
     ----------------

     During March 2000, the Company decided to cease AFC production operations due to business reasons. AFC is no longer accepting new business but will continue to meet loan commitments amounting to approximately $5.2 million. Most of the assets of AFC will be returned to the Seller and the related note will be cancelled. Some of the technology related assets will be assigned to the Company in return for a one-time cash payment of $250,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

                                    PART III

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


Name                                                                  Age               Position
----                                                                  ---               --------
Directors elected to serve until annual meeting in 2002  (Class I)
     William T. Ratliff, Jr.                                          75                Director and Vice President of the Company;
                                                                                        Director of New South

Director elected to serve until annual meeting in 2001 (Class II)
     J.K.V. Ratliff                                                   70                Director and Vice President of the Company

Director elected to serve until annual meeting in 1999 (Class III)
     William T. Ratliff, III                                          46                Chairman of the Board and President
                                                                                          of the Company;
                                                                                        Chairman of the Board and Chief
                                                                                          Executive Officer of New South

     Robert M. Couch                                                  42                Director and Executive Vice President
                                                                                          of the Company;
                                                                                        Director, President and Chief
                                                                                          Operating Officer of New South

     David W. Whitehurst                                              50                Director of the Company and New South

Executive Officers Who Are Not Also Directors
     David E. Mewbourne                                               50                Executive Vice President of New South
     Roger D. Murphree                                                53                Senior Vice President of New South
     David A. Roberts                                                 46                Director and Senior Vice President of
                                                                                          New South
     Larry A. Nelson                                                  50                Senior Vice President of New South
     Lizabeth R. Nichols                                              44                Vice President of the Company and Senior
                                                                                          Vice President and General Counsel
                                                                                          of New South
     Cheryl R. Stone                                                  46                Vice President and Acting Controller
                                                                                          of the Company and New South

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

     Mr. Robert M. Couch has been Executive Vice President of the Company since 1994, and a Director since July 1998. Mr. Couch is responsible for the day-to-day operations of the Company. He has been President and Chief Operating Officer of New South since June 1997 and a Director since January 1995. From March 1995 to June 1997, he served as Vice Chairman of New South. Mr. Couch has been Managing Director of Collateral since November 1999. From August 1995 to November 1999, Mr. Couch was President of Collateral. From October 1993 to August 1995, Mr. Couch served as Executive Vice President of Collateral.

     Mr. David W. Whitehurst has been a Director of the Company since July of 1998. He was Executive Vice President, Chief Financial Officer, and a Director of Triad Guaranty, Inc. from 1993 to 1999, and served as Secretary of Triad Guaranty, Inc. from 1993 until 1996. He has been Executive Vice President of CIC since 1995 (Vice President from 1990 to 1995), was Chief Financial Officer of CIC from 1990 through 1995, was Executive Vice President of Southwide Life Insurance Corp. from 1992 until 1996 and has been a director of New South since 1989. Since January 1997, Mr. Whitehurst has been the President, Treasurer and a Director of Southland National Insurance Corp. and its subsidiaries, all of which are affiliates. Mr. Whitehurst joined Collateral in 1989 and served as Vice President of Collateral and its affiliates until 1992, when he began devoting all of his time to CIC and its affiliates.

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

     Mr. Larry A. Nelson has been Senior Vice President of New South since December 1997. Mr. Nelson is responsible for the day-to-day operations of automobile installment lending. From 1989 to 1997, he served as Vice President of New South.

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

     Ms. Cheryl R. Stone has been Acting Controller of the Company since January 2000 and a Vice President since November 1994. Ms. Stone also serves as Acting Controller of New South since January 2000 and as a Vice President since July 1997. Previously, Ms. Stone served as a Vice President and Controller of New South from 1992 to July 1997. Ms. Stone has been a Vice President of Collateral since July 1997. From 1992 until July 1997, she served as Vice President and Controller of Collateral.


Item 11.  Executive Compensation.

     The following table sets forth the compensation earned by the named Executive Officers of New South during the last two fiscal years.

                           Summary Compensation Table

Name and                                                                                  All other
Principal Position                                      Year    Salary        Bonus    Compensation(1)
-----------------------------------------               ----    ------      ---------  ---------------
William T. Ratliff, III
     President of the Company............               1999    127,000        96,252          0
                                                        1998    127,000       225,000          0
Robert M. Couch
     Executive Vice President of the
      Company............................               1999    216,000        80,000          0
                                                        1998    216,000(2)    180,000          0
David E. Mewbourne
     Executive Vice President of New
      South..............................               1999    190,000        90,000          0
                                                        1998    190,000       150,000          0
Roger D. Murphree
     Senior Vice President of New South..               1999    108,626        40,000          0
                                                        1998     98,916        35,000          0
Lizabeth R. Nichols
     Vice President of Company...........               1999    105,833        40,000          0
                                                        1998     89,583        35,096          0

--------------------------
(1) Does include amounts contributed by the Company to the Executive Officer's 401(k) plan, the maximum amount which will be contributed to one individual is $4,900.
(2) Includes $39,600 reimbursed by Collateral under the Administrative Services Agreement (as defined herein) for services rendered by Mr. Couch to Collateral. See "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 1, 2000 (unless otherwise noted) with respect to (i) persons the Company believes to be the beneficial owners of 5 percent or more of the Company's common stock, (ii) each current director and each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all directors and executive officers of the Company, as a group:


                                        Amount and Nature of           Percentage
Name and Address of Beneficial Owner   Beneficial Ownership(1)  Beneficially Owned(1)
------------------------------------   -----------------------  ---------------------
Mary R. Johnson-Butterworth
  4731 Old Leeds Road
  Birmingham, Alabama  35213                    104,512(2)            8.32 percent

W.T. Ratliff, Jr.
  2621 Altadena Road
  Birmingham, Alabama  35243                    233,293              18.58 percent

J.K.V. Ratliff
  46 Greenway Road
  Birmingham, Alabama  35213                    180,507              14.38 percent

William T. Ratliff, III
  3944 Forest Glen Drive
  Birmingham, Alabama  35213                    137,678(3)           10.97 percent

Amelie L. Ratliff
  5 Fuller Street, #1
  Brookline, Massachusetts  02446-2452           98,860               7.87 percent

Daniel T. Ratliff
  31315 Pine Run Drive
  Ono Island
  Orange Beach, Alabama  36561                  109,444(4)            8.72 percent

Carlton McCoy Ray
  9949 Southwind Drive
  Indianapolis, Indiana  46256                   98,360               7.83 percent

Thomas E. Gester
  3020 Briarcliff Road
  Birmingham, Alabama  35223                     22,390               1.78 percent

Robert M. Couch
  8 Club View Drive
  Birmingham, Alabama  35223                   5,347.60                  *

All current directors and
 executive officers as a group
 (12 individuals)                            990,394.60              78.88 percent
---------------------------------------

 *   Less than one percent
(1) Unless otherwise indicated, the persons named above have the sole power to vote or direct the voting and to dispose or direct the disposition of any security.
(2) Includes 5,542 shares held by Mrs. Johnson-Butterworth as custodian for the benefit of her minor children.
(3) Includes 24,406 shares held by Mr. Ratliff, III as custodian for the benefit of his minor children, nieces and nephews.
(4) Includes 11,054 shares held by Mr. Daniel T. Ratliff as custodian for the benefit of his minor children.

Item 13.  Certain Relationships and Related Transactions

     Certain affiliated corporations and limited partnerships in which Messrs. Ratliff, Jr., J.K.V. Ratliff and Ratliff, III are majority owners have been customers of New South in the ordinary course of business. These affiliated corporations and limited partnerships include Collateral, Safemate Life Insurance Company, Collateral Agency, Inc., Triad Guaranty, Inc., and Southland National Insurance Corporation. Outside of normal customer relationships, no directors or officers of the Company, no shareholders holding over five percent of the Company's voting securities, and no corporations or limited partnerships with which such persons or entities were associated, maintain or have maintained since December 31, 1997, any significant business or personal relationship with the Company or New South, except as described below. The terms of each of the transactions presented herein are similar to those that could have been obtained through negotiations with unaffiliated third parties.

     Transfer. New South assumed 39 residential loan production offices, associated employees, and related assets and liabilities from Collateral in July 1997 under the terms of two separate agreements. As a result of the Transfer, New South added approximately 300 employees to its payroll, with associated increases of expenses of $8.6 million. In connection with the Transfer, New South agreed to make semi-annual payments to Collateral through June 30, 2000 based on a percentage of the aggregate principal balance of all residential mortgage loans originated through the 39 loan production offices. The percentage for the 12 month periods ending June 30, 1998, 1999, and 2000 are
0.35 percent, 0.20 percent and 0.10 percent respectively.

     Subservicing Agreement.   Collateral has entered into a Subservicing
Agreement with New South to service certain conforming residential mortgage loans for Collateral. The Subservicing Agreement has an indefinite term but may be terminated by Collateral with 60 days notice, provided Collateral pays New South a penalty equal to 1 percent of the aggregate amount of servicing outstanding on the date of termination. New South has the right to terminate the Subservicing Agreement with 30 days notice without penalty. Under the terms of the Subservicing Agreement, Collateral is required to reimburse New South for any non recoverable losses.

     Trust and Banking Services.   New South's Trust Department acts as document
custodian under the terms of a Custodial Agreement dated December 30, 1990 and Safekeeping Agreement dated April 12, 1994 for certain of Collateral's commercial mortgage banking activities. Under the terms of the Custodial Agreement, New South serves as custodian of documents evidencing and relating to mortgages to be pooled under contracted agreements associated with GNMA, FNMA and FHLMC mortgage backed securities programs. The fees payable under the Custodial Agreement are calculated on a per file basis. The Custodial Agreement may be terminated by either party with 30 days prior notice. Under the Safekeeping Agreement, New South serves as custodian for safekeeping certain commercial real estate loan files. The Safekeeping Agreement is for an indefinite term, and may be terminated by either party with 30 days notice. The fees to be paid to New South under the Safekeeping Agreement are calculated on a per file basis.

     Collateral maintains deposits with New South in the normal course of business.

     Lease Agreements. New South leases furnished office space from certain affiliates. The Commercial Lease Agreements are each for terms of one year and are automatically renewable. Either party may terminate same with 60 days notice.

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

    Executive officers of New South also serve as executive officers and/or directors of one or more affiliate companies. Certain compensation allocations are made as to certain individuals' time devoted to duties as an executive officer of New South and its affiliates, and New South receives reimbursement for compensation paid to such executive officers which is allocable to these other affiliates. Of the amounts of compensation shown in the Summary Compensation Table approximately 25 percent of Mr. Couch's total compensation is attributable to services performed for or on behalf of affiliates.

    Investment Advisory Agreements. In 1998, Collateral received fees from Triad Guaranty Insurance Corporation and Southland National Insurance Corporation under the terms of Investment Advisory Agreements dated January 1, 1996. These Agreements have an indefinite term and may be terminated by either party with 60 days notice. For investment advisory services rendered, Collateral receives a fee based on the value of the assets actively managed. Collateral's advisory services are provided by New South personnel in the Capital Markets department who also serve as officers of Collateral. Approximately 20 percent of New South's Capital Markets department time is expended on these investment advisory services.

    Real Estate Purchase Agreement. New South sold a mobile home park to Collateral Agency, Inc., an affiliate, at market value.

    Other. In September 1998, New South entered into a joint venture with a developer to form DPH Mortgage, Ltd. ("DPH"). In accordance with the agreement, DPH will originate residential mortgage loans which will subsequently be purchased by New South at fair market value.

    On September 30, 1999, Collateral purchased from New South a New South Home Equity Trust, Home Equity Asset Backed Certificate, Series 1999-1, Class Z-10 ("Certificate").

    On September 30, 1999, New South in an agreement with Collateral, sold its servicing rights on approximately 1,600 loans with total outstanding principal balances of $171.8 million from its servicing portfolio. The related amount of the servicing asset associated with the loans included in this sale totled $2.2 million. The resulting gain on the sale of New South's servicing rights totaled $460,000.

    The following table summarizes transactions between the Company and related parties during the year ended December 31, 1999:


                        Summary of Related Transactions


  Parties to Transaction             Service or Product                Amount
  ----------------------             ------------------                ------


Received by New South from:
--------------------------
  Collateral                    Loan servicing and sub-servicing     $1,732,000
  Collateral                    Sale of IO strip                      4,846,000
  Collateral                    Safekeeping and custodial                22,000
  Collateral                    Management fee                          269,000
  Triad Guaranty
    Insurance Corporation       Management fee                          105,000
  Collateral Investment
    Corporation                 Management fee                           79,000


Paid by New South to:
--------------------
  Collateral                    Loan sub-servicing                      354,000
  Collateral                    Branch purchase fee                     906,000
  Collateral                    Rent                                  1,013,000
  Collateral                    Management fee                          146,000
  DPH                           Purchase of mortgage loans           15,260,000

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

(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW SOUTH BANCSHARES, INC.

                                    /s/ Robert M. Couch
                                    ---------------------------------------
                                    By:  Robert M. Couch
                                         Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                     CAPACITY IN WHICH
            SIGNATURE                     SIGNED                              DATE

------------------------------     Chairman and President                 March 30, 2000
William T. Ratliff, III *

/s/ Cheryl R. Stone
------------------------------     Acting Controller                      March 30, 2000
Cheryl R. Stone


------------------------------     Director and Vice President            March 30, 2000
William T. Ratliff, Jr. *


------------------------------     Director and Vice President            March 30, 2000
J. K. V. Ratliff *


------------------------------     Director                               March 30, 2000
David W. Whitehurst*

* Lizabeth R. Nichols hereby signs this Report on March 30, 2000 on behalf of each of the indicated persons for whom she is attorney-in-fact pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                         /s/ Lizabeth R. Nichols
                                         --------------------------------
                                         Lizabeth R. Nichols
                                         Attorney-In-Fact

                               INDEX TO EXHIBITS

Exhibit No. Description of Exhibit
----------- ----------------------
      *1.1  Form of Underwriting Agreement
      *3.1  Certificate of Incorporation of New South Bancshares, Inc.
      *3.2  By-Laws of New South Bancshares, Inc.
      *4.1  Certificate of Trust of New South Capital Trust I
      *4.2  Initial Trust Agreement of New South Capital Trust I
     **4.3  Form of Junior Subordinated Indenture between the Company and Bankers Trust Company, as Debenture Trustee
     **4.4  Form of Amended and Restated Trust Agreement of New South Capital Trust I
     **4.5  Form of Preferred Security Certificate for New South Capital Trust I (included as Exhibit A-1 of Exhibit 4.4)
      *4.6  Form of Guarantee Agreement for New South Capital Trust I
     **5.1  Opinion of Balch & Bingham LLP as to legality of the Junior Subordinated Debentures and the Guarantees to be issued by the Company
     **5.2  Opinion of Richards, Layton & Finger, P.A. as to legality of the Preferred Securities to be issued by New South
            Capital Trust I
    ***8.1  Opinion and consent of Balch S& Bingham LLP regarding certain federal income tax matters
    **10.1  Asset Purchase Agreement dated July 1, 1997
    **10.2  Lease Agreement dated July 1, 1997
    **10.3  Sub Servicing Agreement dated December 31, 1986
    **10.4  Loan/Mortgage -- Securities Master Participation Agreement dated March 30, 1988
    **10.5  Commercial Lease Agreement dated April 20, 1993
    **10.6  Commercial Lease Agreement dated January 1, 1998
    **10.7  Administrative Services Agreement dated January 1, 1991
    **10.8  Real Estate Purchase Agreement dated June 6, 1997
    **10.9  Loan Participation Agreement dated November 25, 1997
  ***10.10  Stock Purchase Agreement dated December 31, 1997
    **12.1  Computation of ratio of earnings to fixed charges
    ****16  Letter from Ernst & Young, LLP
        21  List of Subsidiaries of New South Bancshares, Inc.
   ***23.2  Consent of Balch & Bingham (included in the opinion in Exhibit 8.1)
    **23.3  Consent of Richards, Layton & Finger, P.A. (included in the opinion in Exhibit 5.2)
      24.1  Power of Attorney
    **25.1  Form T-1 Statement of Eligibility of Bankers Trust Company to act as trustee under (i) the Junior Subordinated
            Indenture (ii) the Amended and Restated Trust Agreement of New South Capital Trust I and (iii) the Guarantee for
            the benefit of the holders of Preferred Securities of New South Capital Trust I
      27.1  Financial Data Schedule
------------------------------------------------------------------------------------------------------------------------------------
*           Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
**          Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
***         Filed with Amendment No. 2 to the Registration Statement of Form S-1, filed My 26, 1998
****        Filed with Amendment to Form 8-K, filed November 19, 1998
