Form 10-K405/A
period 1999-12-31
NEW SOUTH BANCSHARES INC
filed 2000-04-07
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ------------------------------

                                  Form 10-K/A


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

                                                                   December 31
                                     --------------------------------------------------------------------------
                                        1999            1998             1997            1996            1995
                                     ----------      ----------        --------        --------        --------
                                                 (In thousands, except percentage and per share data)
Summary of Operations Data
Interest income                      $   85,356      $   83,251        $ 75,491        $ 65,535        $ 55,064
Interest expense                         53,584          52,299          47,723          43,158          37,523
                                     ----------      ----------        --------        --------        --------
Net interest income                      31,772          30,952          27,768          22,377          17,541
Provision for loan losses                 3,638           3,944           2,954           2,492             572
                                     ----------      ----------        --------        --------        --------
Net interest income after
  provision for loan losses              28,134          27,008          24,814          19,885          16,969

Noninterest income
Loan administration income               12,427           6,191           4,915           4,870           4,547
Gain on sale of loan                      9,979          11,387           5,079             457             629
Other income                             15,563          15,992           5,320           2,998           1,490
                                     ----------      ----------        --------        --------        --------
Total                                    37,969          33,570          15,314           8,325           6,666

Noninterest expense:
Salaries and benefits                    34,347          26,286          16,024           7,424           5,371
Other expense                            27,759          22,467          15,398          15,742          12,633
                                     ----------      ----------        --------        --------        --------
Total                                    62,106          48,753          31,422          23,166          18,004
Income before income taxes                3,997          11,825           8,706           5,044           5,631
Income taxes expense                      1,406           5,088           3,990           2,482           2,265
                                     ----------      ----------        --------        --------        --------
Net Income                           $    2,591      $    6,737        $  4,716        $  2,562        $  3,366
                                     ==========      ==========        ========        ========        ========
Per Share Data
Earnings per share                   $     2.06      $     5.05        $   3.42        $   1.84        $   2.42
Weighted average shares
  outstanding                             1,255           1,333           1,377           1,391           1,393

Selected Year End Balances
Total assets                         $1,021,107      $1,142,622        $994,053        $822,980        $746,518
Investment securities
  available for sale                    132,482         109,591         197,135          94,451          96,678
Loans, net of unearned
  income                                748,277         812,877         727,854         681,730         561,611
Allowance for loan losses                11,114           9,107           7,333           5,904           4,562
Deposits                                745,085         775,448         695,365         660,668         539,011
Federal Home Loan Bank
  Advances                              128,417         198,418         179,420          95,388         104,000
Total liabilities                       973,799       1,094,182         941,739         775,039         700,738
Shareholders' equity                     47,308          48,440          52,314          47,941          45,780

Performance Ratios
Return on average assets                   0.24%           0.65%           0.51%           0.31%           0.47%
Return of average equity                   5.44           13.71            9.17            5.22            7.75
Interest rate spread                       2.56            2.72            2.74            2.53            2.28
Net interest margin                        3.04            3.22            3.21            2.94            2.65
Ratio of average
  interest-earning assets
  to average interest-bearing
  liabilities                            109.40          109.14          108.46          107.19          106.56
Ratio of noninterest expense
  to average assets                        5.71            4.71            3.42            2.84            2.52
Efficiency ratio                          89.05           75.56           72.94           75.45           74.38
Average equity to
  average assets                           4.38            4.75            5.59            6.02            6.08

Asset Quality Data
Net charge-offs to average
  loans, net of unearned income            0.18%           0.28%           0.21%           0.18%           0.22%
Nonperforming assets to
  total assets                             1.18            0.94            0.93            1.20            0.78
Nonperforming loans to
  total loans, net of
  unearned income                          1.17            1.19            1.12            1.21            0.69
Allowance for loan losses to
  total loans, net of
  unearned income                          1.49            1.12            1.01            0.87            0.81
Allowance for loan losses
  to total nonperforming
  assets                                  92.53           84.57           78.97           59.99           78.43

Capital Ratios(1)
Tangible capital (tier 1
  to total assets)                         8.64%           7.00%           6.17%           6.89%           7.24%
Tier 1 capital (to risk
  weighted assets)                        11.87%           9.96%           9.51%          10.27%          11.12%
Total risk-based capital
  (to risk weighted assets)               12.10%          10.38%          10.48%          11.10%          11.78%

(1) Capital ratio data for all period presented are for New South only

Nonperforming Assets

     The following table sets forth the Company's nonperforming assets for the periods indicated.

                             Nonperforming Assets

                                                                                        As of December 31,
                                                                       ----------------------------------------------
                                                                        1999      1998      1997     1996      1995
                                                                       -------   -------   ------   -------   -------
                                                                              (In thousands, except percentages)
Nonaccrual loans(1)                                                    $ 5,813   $ 7,629   $6,065   $6,168    $1,639

Restructured loans                                                       2,910     2,010    2,062    2,088     2,241
                                                                       -------   -------   ------   ------    ------
   Total nonperforming loans                                             8,723     9,639    8,127    8,256     3,880

Foreclosed properties and repossessed assets                             3,288     1,129    1,159    1,585     1,937
                                                                       -------   -------   ------   ------    ------
   Total nonperforming assets                                          $12,011   $10,768   $9,286   $9,841    $5,817
                                                                       =======   =======   ======   ======    ======
Nonperforming assets to period end loans, net of
   unearned income, and foreclosed properties                             1.60%     1.32%    1.27%    1.44%     1.03%


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

     The amount of interest income earned in 1999 on the $5.8 million of nonaccruing loans outstanding at year-end was approximately $217,000. If these loans had been current in accordance with their original terms, approximately $606,000 would have been earned on these loans in 1999. Additional interest income of approximately $4,000 would have been earned in 1999 under the original terms of the $2.9 million in restructured loans outstanding at December 31, 1999. Approximately $287,000 in interest income was actually earned in 1999 on these loans, due in part to recognition of interest foregone in prior years.

     Total nonperforming assets as a percentage of loans, net of unearned income, and foreclosed properties has increased from 1.32 percent at December 31, 1998 to 1.60 percent at December 31, 1999. This increase is due to additional foreclosures in the nonconforming residential mortgage loan portfolio, as this portfolio continues to grow and mature. The percentage increase at year end 1999 was also due to a lower level of outstanding loans in the nonconforming category as a result of securitizations during 1999.

    The following tables set forth nonperforming loans by portfolio for the periods presented.

                              Nonperforming Loans

                                       As of December 31,
                          ---------------------------------------------
                                 1999                   1998
                          ---------------------   ---------------------
                                        % of                    % of
                                       Average                 Average
                                      Loans per               Loans per
                          Balance     Category    Balance     Category
                          -------     ---------   -------     ---------
                                (In thousands, except percentages)
Residential mortgage       8,287        1.38%     $7,074        1.68%
Automobile installment       339         .30         555        0.51
Commercial real estate        97         .05       2,010        1.62
                          ------                  ------
  Total Loans(1)          $8,723        0.97      $9,639        1.26
                          ======                  ======

(1) There were no nonperforming loans or net charge-offs in the residential construction and land portfolio or the commercial portfolios for periods presented above.

     Total nonperforming loans decreased from $9.6 million at December 31, 1998 to $8.7 million at December 31, 1999. The decline is attributable to decreases in commercial real estate.

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
                                     ==========    ==========    ========

(1) Includes only those loans originated from July 1, 1997, the effective date of the Transfer.
(2)  Includes certain other nonautomobile loans.
(3) Consists primarily of commercial real estate loans generated by Collateral, for which Collateral earns an origination fee. The loans are funded by New South and close in New South's name.


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


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW SOUTH BANCSHARES, INC.

                                    /s/ Robert M. Couch
                                    ---------------------------------------
                                    By:  Robert M. Couch
                                         Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                     CAPACITY IN WHICH
            SIGNATURE                     SIGNED                              DATE

------------------------------     Chairman and President                 April 7, 2000
William T. Ratliff, III *

/s/ Cheryl R. Stone
------------------------------     Acting Controller                      April 7, 2000
Cheryl R. Stone


------------------------------     Director and Vice President            April 7, 2000
William T. Ratliff, Jr. *


------------------------------     Director and Vice President            April 7, 2000
J. K. V. Ratliff *


------------------------------     Director                               April 7, 2000
David W. Whitehurst*

* Lizabeth R. Nichols hereby signs this Report on April 7, 2000 on behalf of each of the indicated persons for whom she is attorney-in-fact pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


                                         /s/ Lizabeth R. Nichols
                                         --------------------------------
                                         Lizabeth R. Nichols
                                         Attorney-In-Fact