Form 10-Q
period 2000-03-31
NEW SOUTH BANCSHARES INC
filed 2000-05-12
CIK 1058991

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ---------------------------------

                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                           ---------------------------------

For the Quarterly Period Ended March 31, 2000   Commission file number 333-49459


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


Yes   X         No
    -----          ------

                           NEW SOUTH BANCSHARES, INC.
                                   FORM 10-Q
                                     INDEX


Part I.  Financial Information                                         Page
                                                                       ----

         Item 1.    Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 2000 and
               December 31, 1999....................................     2

            Consolidated Income Statements - Three months ended
               March 31, 2000 and March 31, 1999....................     3

            Consolidated Statements of Cash Flow - Three months
               ended March 31, 2000 and March 31, 1999..............     4

            Notes to Consolidated Financial Statements..............     5

         Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................     9

Part II. Other Information

         Item 1.   Legal Proceedings................................    19

         Item 5.   Other Information................................    19

         Item 6.   Exhibits and Reports on Form 8-K.................    19

Signatures..........................................................    20

Exhibit Index.......................................................    21

                             NEW SOUTH BANCSHARES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                March 31,       December 31,
                                                                  2000             1999
                                                              ------------     -------------
                                                               (Unaudited)       (Audited)
                                                                     (In thousands)
ASSETS
Cash and due from banks                                       $    9,417      $    6,943
Interest bearing deposits in other banks                          18,128          11,732
Investment securities available for sale                         154,790         132,482
Interest only strips                                              11,046          10,790
Loans held for sale                                               60,640          66,258

Loans, net of unearned income                                    782,040         748,277
Allowance for loan losses                                        (11,309)        (11,114)
                                                              ----------      ----------
   Net Loans                                                     770,731         737,163
Premises and equipment, net                                       10,690          10,249
Mortgage servicing rights, net                                    16,978          16,101
Other assets                                                      32,208          29,389
                                                              ----------      ----------
     Total Assets                                             $1,084,628      $1,021,107
                                                              ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                        $   52,219      $   47,678
   Interest bearing                                              725,381         697,407
                                                              ----------      ----------
     Total deposits                                              777,600         745,085
Federal funds purchased and securities sold under
 agreements to repurchase                                         60,058          50,923
Federal Home Loan Bank advances                                  148,416         128,417
Notes payable                                                      6,115           6,115
Guaranteed preferred beneficial interests in the
Company's subordinated debentures                                 34,500          34,500
Accrued expenses, deferred revenue, and other                     10,039           8,759
liabilities                                                   ----------      ----------
Total Liabilities                                              1,036,728         973,799

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5
 million shares; issued and outstanding: 1,255,537.1
 at March 31, 2000 and December 31, 1999)                          1,256           1,256
Surplus                                                           29,475          29,475
Retained earnings                                                 21,838          20,500
Accumulated other comprehensive loss                              (4,669)         (3,923)
                                                              ----------      ----------
     Total Shareholders' Equity                                   47,900          47,308
                                                              ----------      ----------
     Total Liabilities and Shareholders' Equity               $1,084,628      $1,021,107
                                                              ==========      ==========

   See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                       For the three months
                                                                          ended March 31,
                                                                  ------------------------------
                                                                       2000             1999
                                                                  -------------      -----------
                                                                      (In thousands, except
                                                                          per share data)
Interest Income:
  Interest on securities available for sale                          $ 2,744          $ 2,012
  Interest on loans                                                   18,983           19,897
  Interest on other short-term investments                               110              170
                                                                     -------          -------
    Total Interest Income                                             21,837           22,079

Interest Expense:
  Interest on deposits                                                10,620           10,655
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                                       897              682
  Interest on Federal Home Loan Bank advances                          2,020            2,213
  Interest on notes payable                                               88                3
  Interest expense on guaranteed preferred beneficial
    interests in the Company's subordinated debentures                   733              733
                                                                     -------          -------
    Total Interest Expense                                            14,358           14,286

Net Interest Income                                                    7,479            7,793

  Provision for loan losses                                              468            1,218
                                                                     -------          -------

Net Interest Income After Provision for Loan Losses                    7,011            6,575

Noninterest Income:
  Loan administration income                                           4,346            2,295
  Origination fees                                                     1,713            2,524
  Gain/(Loss) on sale of investment securities available
    for sale                                                             195             (770)
  Gain on sale of loans and mortgage servicing rights                  1,766            5,663
  Other income                                                         1,138            1,404
                                                                     -------          -------
    Total Noninterest Income                                           9,158           11,116

Noninterest Expense:
  Salaries and benefits                                                8,101            8,398
  Net occupancy and equipment expense                                  1,635            1,058
  Other expense                                                        5,010            4,332
                                                                     -------          -------
    Total Noninterest Expense                                         14,746           13,788
                                                                     -------          -------

Income Before Income Taxes                                             1,423            3,903
  Provision for income taxes                                              85            1,610
                                                                     -------          -------

    Net Income                                                       $ 1,338          $ 2,293
                                                                     =======          =======

Weighted average shares outstanding                                    1,256            1,254
Earnings per share                                                   $  1.07          $  1.83

     See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                              --------------------------------
                                                                                     2000             1999
                                                                              ---------------    -------------
                                                                                        (In thousands)
Operating Activities:
Net income                                                                       $   1,338        $   2,293
Adjustments to reconcile net income to net cash used in operating activities:
  Accretion of discounts and fees                                                     (115)             (92)
  Provision  for loan losses                                                           468            1,218
  Depreciation and amortization                                                        665              366
  Amortization of mortgage servicing rights                                            919              494
  (Gain) loss on sale of investment securities available for sale                     (195)             770
  Origination of mortgage loans held for sale                                     (103,522)        (209,880)
  Proceeds from the sale of mortgage loans held for sale and
   servicing rights                                                                 79,565          130,781
  Gain on sale of loans and mortgage servicing rights                               (1,766)          (5,663)
  (Increase) decrease in other assets                                               (5,162)             538
  Increase (decrease) in accrued expenses, deferred
   revenue and other liabilities                                                     1,280           (1,032)
                                                                                 ---------        ---------
  Net Cash Used in Operating Activities                                            (26,525)         (80,207)

Investing Activities:
  Net (increase) decrease in interest bearing deposits in other banks               (6,396)          51,845
  Proceeds from sales of investment securities available for sale                   13,947          130,112
  Proceeds from maturities and calls of investment securities
   available for sale                                                                    -           24,433
  Purchases of investment securities available for sale                             (5,465)          (9,363)
  Net increase in loan portfolio                                                   (33,968)         (77,814)
  Purchases of premises and equipment                                               (1,114)          (2,577)
  Proceeds from sale of premises and equipment                                           8               14
  Net (investment in) proceeds from sale of real estate owned                          338             (579)
                                                                                 ---------        ---------
    Net Cash Provided by (Used in) Investing Activities                            (32,650)         116,071

Financing Activities:
  Net increase in noninterest bearing deposits                                       4,541            4,357
  Net increase in interest bearing deposits                                         27,974           44,473
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                              9,135          (65,800)
  Net increase in note payable                                                           -            5,226
  Net  increase (decrease) of Federal Home Loan Bank Advances                       19,999          (20,000)
  Proceeds from the issuance of common stock                                             -              251
    Net Cash Provided by (Used in) Financing Activities                             61,649          (31,493)
                                                                                  ---------        ---------
Net increase in cash and cash equivalents                                            2,474            4,371
Cash and cash equivalents at beginning of year                                       6,943            9,973
                                                                                 ---------        ---------
Cash and cash equivalents at end of year                                         $   9,417        $  14,344
                                                                                 =========        =========

    See accompanying notes to consolidated financial statements

                           NEW SOUTH BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                       Three Months Ended March 31, 2000

1. General

   The consolidated financial statements conform to generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income and were not material to the balance sheet. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

     New South Bancshares, Inc. (the "Company") is a unitary thrift holding company formed in November of 1994. The Company has two wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank") and Collateral Agency of Texas, Inc. New South has two subsidiaries, Avondale Funding.com, inc. ("AFC") and New South Agency, Inc. and a 50 percent interest in a joint venture, DPH/Collateral New South Funding Venture, Ltd. ("DPH"). All significant intercompany transactions have been eliminated upon consolidation. On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding.com, inc., in which the purchased assets and the assumed Acquisition liabilities are held and which has operated the national mortgage origination business.

     In March 2000, the Company reached a decision to cease AFC production operations and pursue alternatives to sell AFC, or portions thereof, or exercise putback provisions of the Acquisition agreement to return AFC's assets to AFSB or its successor, MB Financial, Inc. This process is continuing and should be finalized during the second quarter of 2000.

2. Recent Accounting Pronouncements

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

3. S Corporation Election

   Effective January 1, 1999, the Company elected S Corporation status. Corporations electing such treatment under the Internal Revenue Code generally are not subject to Federal corporate taxation. Certain states, however, do not recognize S Corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders will be required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes. Due to the S corporation election, the Company charged off $1,189,000 in deferred tax assets in the three months ended March 31, 1999.

   Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. Although the Company did not declare dividends in the three month periods ending March 31, 1999 or March 31, 2000, such dividends are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

4. Comprehensive Income

   Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale. The following table represents comprehensive income for the three months ended March 31, 2000 and 1999.

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------

                                                          2000            1999
                                                      ------------    ----------
        Net income...............................        $1,338          $2,293

        Other comprehensive loss, net of tax:
          Unrealized loss on investment securities
          available for sale.......................        (746)           (579)
                                                         ------          ------

        Comprehensive income ......................      $  592          $1,714
                                                         ======          ======





5. Segment Reporting

   Reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

   Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. For 1999, Residential Mortgage Banking and Automobile Lending sold permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sold, securitized, or retained the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans were retained by the originating unit, which was credited with the interest income generated by those loans. The originating unit paid a market-based funds-used charge to Portfolio Management. For 2000, Residential Mortgage Banking and Automobile Lending retain the assets generated by each unit, which is credited with the interest income generated by those assets. The originating unit pays a market-based funds-used charge to Portfolio Management. All other allocations remain unchanged from 1999. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three months ended March 31, 1999 and 2000 are included in the following table.

                                                     For the three months ended March 31, 2000
                                       ---------------------------------------------------------------------
                                        Residential
                                         Mortgage       Automobile     Portfolio
                                          Lending         Lending      Management    Other      Consolidated
                                        ------------    -----------    ----------   -------     ------------
Interest income                           $ 10,719       $  2,543        $  7,147   $ 1,428      $   21,837
Interest expense                               355             79          13,726       198          14,358
Intra-company funds (used)/provided         (9,351)        (2,091)         11,706      (264)              -
Provision for loan losses                        3              -              98       367             468
Noninterest income                           7,565            657          (1,602)    2,538           9,158
Noninterest expense                          8,036          1,283             828     4,599          14,746
                                          --------       --------        --------   -------      ----------
Net income before income taxes                 539           (253)          2,599    (1,462)          1,423
Provision for income taxes                      33            (15)            155       (88)             85
                                          --------       --------        --------   -------      ----------
  Net income after income taxes           $    506       $   (238)       $  2,444   $(1,374)     $    1,338
                                          ========       ========        ========   =======      ==========
Depreciation and amortization, net        $    212       $     43        $      9   $   401      $      665
Total assets                              $559,341       $101,890        $370,814   $52,583      $1,084,628
Capital expenditures                      $    171       $      2        $      -   $   941      $    1,114

                                                     For the three months ended March 31, 1999
                                       ---------------------------------------------------------------------
                                        Residential
                                         Mortgage       Automobile     Portfolio
                                          Lending         Lending      Management    Other      Consolidated
                                        ------------    -----------    ----------   --------    ------------
Interest income                           $  3,245        $     28       $ 18,572  $    234       $  22,079
Interest expense                               181              10         14,063        32          14,286
Intra-company funds (used)/provided         (2,598)             (6)         2,664       (60)              -
Provision for loan losses                        -               -          1,210         8           1,218
Noninterest income                          11,391             313         (1,018)      430          11,116
Noninterest expense                          8,940           1,449            825     2,574          13,788
Intra-company loan service fees                215              65           (280)        -               -
Effects of intra-company loan sales          1,717             387         (2,104)        -               -
                                          --------        --------       --------   -------      ----------
Net income before income taxes               4,849            (672)         1,736    (2,010)          3,903
Provision for income taxes                   1,800            (249)           644      (585)          1,610
                                          --------        --------       --------   -------      ----------
   Net income after income taxes          $  3,049        $   (423)      $  1,092   $(1,425)     $    2,293
                                          ========        ========       ========   =======      ==========

Depreciation and amortization, net        $    179        $     63       $     12   $   112      $      366
Total assets                              $253,395        $  7,894       $820,262   $30,260      $1,111,811
Capital expenditures                      $    528        $     21       $      -   $ 2,028      $    2,577


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

     The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at March 31, 2000 as compared to December 31, 1999, in addition to including an analysis of income for the three months ended March 31, 2000 ("First Quarter 2000") as compared to the three months ended March 31, 1999 ("First Quarter 1999").

Net Income and Key Performance Ratios

     New South reported net income of $1.3 million for First Quarter 2000, a
41.6 percent decrease from net income of $2.3 million for First Quarter 1999. On a per share basis, earnings were $1.07 and $1.83, respectively, for the same periods. During First Quarter 2000 the return on average assets was 0.52 percent and the return on average equity was 11.74 percent compared to 0.80 percent and 18.88 percent, respectively, for First Quarter 1999.

Net Interest Income

     Net interest income for First Quarter 2000 was $7.5 million, a four percent decrease from net interest income of $7.8 million for First Quarter 1999. This decrease is primarily attributable to a decrease in the average earning asset base due to loan securititizations in late 1999 and continuing into 2000. The impact of the decrease in earning assets was partially offset with comparable decreases in the level of interest-bearing liabilities and by the yield on earning assets increasing faster than the cost of interest-bearing liabilities by 15 basis points. Overall, this movement in volumes and rates resulted in an increase in the net interest rate margin of 13 basis points over the same period in 1999.

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


                                           Average Balances, Income, Expense, and Rates


                                                                       Three Months Ended March 31,
                                                  ---------------------------------------------------------------------------------
                                                                   2000                                       1999
                                                  -------------------------------------       -------------------------------------
                                                     Average      Income/      Yield/           Average       Income/      Yield/
                                                     Balance      Expense       Rate            Balance       Expense       Rate
                                                  ------------   ----------   ---------       -----------    ----------    --------
                                                                          (In thousands, except percentages)
Assets
  Loans, net of unearned income(1)...........      $  796,451     $18,983         9.59%         $  899,495      $  19,897     8.97%
  Federal funds sold.........................           7,727         110         5.73              16,357            170     4.21
  Investment securities available for sale....        101,729       1,750         6.92              75,691          1,234     6.61
  Other investments..........................          57,748         994         6.92              63,782            778     4.95
                                                   ----------     -------         ----          ----------       --------     ----

    Total earning assets.....................         963,655      21,837         9.11           1,055,325         22,079     8.48
  Allowance for loan losses..................         (11,316)                                      (9,306)
  Other assets...............................          80,344                                      115,979
                                                   ----------                                   ----------

    Total Assets.............................      $1,032,683                                   $1,161,998
                                                   ==========                                   ==========

Liabilities and Shareholders' Equity
  Other interest-bearing deposits............      $    3,787          64         6.80          $    3,526             51     5.87
  Savings deposits...........................          77,141         854         4.45              72,143            795     4.47
  Time deposits..............................         644,072       9,702         6.06             696,602          9,809     5.71
  Other borrowings...........................          59,950         985         6.61              54,050            685     5.14
  Federal Home Loan Bank advances............         110,395       2,020         7.36             149,835          2,213     5.99
  Guaranteed preferred beneficial interests
   in the Company's subordinated debt........          34,500         733         8.55              34,500            733     8.62
                                                   ----------     -------                       ----------       --------
    Total interest-bearing liabilities.......         929,845      14,358         6.21           1,010,656         14,286     5.73
  Noninterest-bearing deposits..............           46,788                                       77,224
  Accrued expenses and other liabilities.....          10,230                                       24,875
  Shareholders' equity.......................          45,820                                       49,243
                                                   ----------                                   ----------
  Total Liabilities and Shareholders'
   Equity....................................      $1,032,683                                   $1,161,998
                                                   ==========                     ----          ==========                    ----
  Net interest rate spread...................                                     2.90%                                       2.75%
                                                                                  ====                                        ====
                                                                  -------                                       ---------
  Net interest income........................                     $ 7,479                                       $   7,793
                                                                  =======                                       =========
  Net interest rate margin...................                                     3.12%                                       2.99%
                                                                                  ====                                        ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

     The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for three months ending March 31, 1999 and 2000. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.

                  Analysis of Changes in Net Interest Income

                                                              Three months ended March 31,
                                                                 2000 Compared to 1999
                                                       -------------------------------------------
                                                                   Change Attributable to
                                                       -------------------------------------------
                                                         Volume            Rate              Mix
                                                       ------------      -------           -------
Earning Assets
--------------
Total loans, net of unearned income(1).............     $(2,298)          $1,376            $   8
Federal funds sold.................................         (90)              61              (31)
Investment securities available for sale...........         428               58               30
Other investments..................................         (74)             313              (23)
                                                        -------           ------            -----
Total interest income..............................      (2,034)           1,808              (16)

Interest Bearing Liabilities
----------------------------
Other interest bearing deposits....................           4                8                1
Savings deposits...................................          56               (3)               6
Time deposits......................................        (746)             602               37
Other borrowings...................................          75              197               28
Federal Home Loan Bank advances....................        (587)             510             (116)
Guaranteed preferred beneficial interests
  in the Company's subordinated debt...............           -                -                -
                                                        -------           ------            -----
Total interest expense.............................      (1,198)           1,314              (44)
                                                        -------           ------            -----

Net interest income................................     $  (836)          $  494            $  28
                                                        =======           ======            =====

(1) Loans, net of unearned income includes nonaccrual loans for all periods presented.




Noninterest Income and Noninterest Expenses

     Year-to-date noninterest income totaled $9.1 million during First Quarter 2000 compared to $11.1 million for the same period in the prior year, a decrease of $2.0 million, or 17.6 percent. Significant components of noninterest income include loan administration income, origination fees, and gains or losses resulting from the sales of investment securities, loans, and mortgage servicing rights. Loan administration income totaled $4.3 million in First Quarter 2000 compared with $2.3 million during First Quarter 1999, an increase of $2.0 million, or 89.4 percent. This increase resulted from an increase in the loan servicing portfolio related to loan securitizations and sales completed in 1999 and First Quarter 2000. Origination fees reflect reduced production volume characteristic of relatively higher interest rates in the general economy and amounted to $1.7 million and $2.5 million for First Quarter 2000 and First Quarter 1999, respectively, a decrease of $811,000, or 32.1 percent. Overall, production in the Bank's residential line of business declined 36.2% from First Quarter 1999 compared to First Quarter 2000. Gain on the sales of loans and mortgage servicing rights during First Quarter 2000 totaled $1.8 million compared with $5.7 million during First Quarter 1999, a decrease of $3.9 million, or 68.8 percent. Virtually all of the gain recorded in First Quarter 1999 related to increased loan sales and the related mortgage servicing rights during the period.

     Year-to-date noninterest expenses totaled $14.7 million during First Quarter 2000, a $958,000, or 6.9 percent, increase compared to $13.8 million for the same period in 1999. Salaries and benefits were $8.1 million for First Quarter 2000, a $297,000 decrease compared to $8.4 million for the same period in the prior year. The relatively small change in salaries and benefits was the combined effect of a $635,000 increase attributable to AFC because it operated for the full quarter in 2000 compared with its startup and operation for approximately one-half of the first quarter of 1999 and lower compensation resulting from a decline in the loan production volume during 2000. Occupancy and equipment expense was $1.6 million in First Quarter 2000 and $1.1 million in First Quarter 1999, an increase of $577,000, or 54.5 percent. AFC's operations accounted for $261,000 of the increase with the remainder primarily resulting from the relocation to and operation of a new operations center during early 2000. Other noninterest expenses totaled $5.0 million in First Quarter 2000 and $4.3 million in First Quarter 1999, an increase of $678,000, or 15.7 percent, resulting from a decrease of $499,000 attributable to lower production volumes during First Quarter 2000 compared with the same period in 1999, which was offset by an AFC increase of $1.2 million, $701,000 of which related to foreclosure costs and provisions for anticipated loan settlements.

Interest Sensitivity and Market Risk

Interest Sensitivity

     Through policies established by the Asset/Liability Management Committee ("ALCO") formed by New South's Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. ALCO uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets, interest-bearing liabilities and off balance sheet instruments, and interest rate sensitivity analysis to manage interest rate risk.

     The Company's interest rate sensitivity analysis evaluates interest rate risk based on the impact on the net interest income and market value of portfolio equity ("MVPE") of various interest rate scenarios. The MVPE analysis is required quarterly by the Office of Thrift Supervision ("OTS") by virtue of the Company's asset size. The Company also uses an earnings simulation model to determine the effect of several interest rate scenarios on the Company's net interest income. ALCO meets semi-monthly to monitor and evaluate the interest rate risk position of New South and to formulate and implement strategies for increasing and protecting the net interest rate margin and net income.

     Brokered deposits are considered to be highly interest-sensitive and are reflected in interest rate risk analyses reviewed by ALCO. Additionally, both ALCO and the New South's Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

     As of December 31, 1999, the Company's interest rate risk management model indicated that projected net interest income would decrease by 18.82 percent assuming an instantaneous and simultaneous increase in all interest rates of 200 basis points, or increase by 13.27 percent, assuming an instantaneous and simultaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity are evaluated based upon guidelines established by New South's Board of Directors.

     The Company uses interest rate contracts, primarily interest rate swaps and caps, to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its interest rate swaps, caps, and forward contracts through a review of creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

     At March 31, 2000, New South had interest rate swap contracts with notional amounts totaling $100 million. Of these, $65 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $65 million in variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin.

     Additionally, the Company has entered into $35 million of fixed-for-variable swaps related to certain brokered certificates of deposit utilized in the Company's overall funding. These swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

     In addition, New South had $280 million in interest rate cap contracts outstanding at March 31, 2000. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in the costs of liabilities.

Asset Quality

      The following table summarizes nonperforming assets as of March 31, 2000 and December 31, 1999.

                             Nonperforming Assets
                      (In thousands, except percentages)

                                                                                  March 31,           December 31,
                                                                                    2000                 1999
                                                                                -----------------------------------
           Nonaccrual loans...........................................             $ 5,494              $ 5,813
           Restructured loans.........................................               2,900                2,910
                                                                                   -------              -------

              Total nonperforming loans...............................               8,394                8,723
           Foreclosed properties......................................               2,950                3,288
                                                                                   -------              -------
              Total nonperforming assets..............................             $11,344              $12,011
                                                                                   =======              =======

           Allowance for loan losses to period-end loans.............                 1.45%                1.49%
           Allowance for loan losses to period-end
             nonperforming loans.....................................               134.73%              127.41%
           Allowance for loan losses to period-end
             nonperforming assets....................................                99.69%               92.53%
           Nonperforming assets to period-end loans
             and foreclosed properties ..............................                 1.45%                1.60%
           Nonperforming loans to period-end loans...................                 1.07%                1.17%

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

     The following table analyzes activity in the allowance for loan losses for First Quarter 2000.

                   Analysis of the Allowance for Loan Losses
                   For the three months ended March 31, 2000
                      (In thousands, except percentages)


           Average loans, net of unearned income...................     $796,451
                                                                        ========

           Balance of allowance for loan losses
             at beginning of period................................    $ 11,114

           Loans charged off:
             Residential mortgage..................................         102
             Installment...........................................         480
             Commercial real estate................................           -
                                                                       --------
               Total charge-offs...................................         582
                                                                       --------


           Recoveries of loans previously charged off:
             Residential mortgage..................................           -
             Installment ..........................................         309
             Commercial real estate................................           -
                                                                       --------
               Total recoveries....................................         309
                                                                       --------


           Net charge-offs.........................................         273
           Addition to allowance charged to expense ...............         468
                                                                       --------


           Balance of allowance for loan losses
             at end of period......................................    $ 11,309
                                                                       ========


           Net charge-offs to average loans, net of
             unearned income, annualized...........................        0.14%

     At March 31, 2000, the allowance for loan losses was $11.3 million, a 1.8 percent increase compared to $11.1 million at December 31, 1999. As a percentage of loans, net of unearned income, the allowance for loan losses was
1.45 percent and 1.49 percent at March 31 2000 and December 31, 1999, respectively.

     Net charge-offs totaled $273,000 during the three months ended March 31, 2000. As a percentage of average loans, net of unearned income, net charge-offs were 0.14 percent during the first quarter of 2000.

Earning Assets

Loans

     Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, increased $33.8 million, or 4.5 percent, from $748.3 million at December 31, 1999 to $782.1 million at March 31, 2000.

Investment Securities

     Investment securities are a significant component of the Company's total earning assets. Total investment securities were $154.8 million at March 31, 2000, a 16.8 percent increase compared to $132.5 million at December 31, 1999.

Funding Sources

     Deposits are New South's largest source of funds used to support earning assets. The Company has been able to attract deposits by offering nationally competitive rates. New South's deposits increased $32.5 million, or 4.4 percent, from $745.1 million at December 31, 1999 to $777.6 million at March 31, 2000. The increase in deposits was used to support asset growth.

     The Company also uses Federal Home Loan Bank ("FHLB") advances as an alternative low cost funding source. FHLB advances are secured by a pledge of most of the Company's residential mortgage portfolio or its investment securities available for sale. These advances were $148.4 million at March 31, 2000, a $20.0 million, or 15.6 percent, increase compared to $128.4 million at December 31, 1999. The increase in the period-end balances were used to support asset growth.

Capital

     At March 31, 2000 shareholders' equity of the Company totaled $47.9 million, or 4.4 percent of total assets, compared to $47.3 million, or 4.6
percent of total assets at December 31, 1999.   The increase is attributable to
the net income of $1.3 million earned during First Quarter 2000, reduced by a $746,000 increase in accumulated other comprehensive loss resulting from a decline in the market value of investment securities available for sale during the period.

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from zero to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common shareholder's equity, excluding the unrealized gain or loss on securities available for sale, plus minority interest in consolidated subsidiaries, and minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios for the indicated periods.


                              Analysis of Capital
                      (In thousands, except percentages)

                                                                    As of          As of
                                                                   March 31,     December 31,
                                                                     2000           1999
                                                                 ------------   -------------
           Tier 1  capital...................................      $ 89,836       $ 88,537
           Tier 2 capital....................................         1,846          1,716
                                                                   --------       --------
           Total qualifying capital..........................      $ 91,682       $ 90,253
                                                                   ========       ========

           Risk-weighted assets (including off-balance
             sheet exposure).................................      $792,638       $745,723
           Tier 1 leverage ratio.............................          8.26%          8.64%
           Tier 1 risk-based capital ratio...................         11.33%         11.87%
           Total risk-based capital ratio....................         11.57%         12.10%




     New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South's current capital ratios place the Bank in the well capitalized regulatory category.

Year 2000 Project

     The year 2000 issue, which was common to most organizations, concerned the inability of certain computer and operational systems to properly perform calculations and process information containing four-digit date fields. New South developed and implemented an enterprise-wide strategy that addressed and mitigated potential risks resulting from the year 2000 issue.

     The Company estimated its total internal costs for the year 2000 project to be between $750,000 and $2.0 million, of which $150,000 was incurred in 1998 and $901,000 was incurred in 1999. The Company does not expect any problems on issues related to year 2000 going forward. However, the Company continues to have a solid plan in place to address the issue throughout the year 2000.

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

                                    Part II

                               Other Information

Item 1. Legal Proceedings

     The Company from time to time, has been named in ordinary routine litigation. These matters have arisen in the normal course of business and are related to lending, collections, servicing, and other activities. Management is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operation.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         ITEM 6(A)--EXHIBITS

     The exhibits listed in the Exhibit Index at page 21 of this Form 10-Q are filed herewith or are incorporated by reference herein.

         ITEM 6(B)--REPORTS on Form 8-K

     No report on Form 8-K was filed by the Company during the period January 1, 2000 to March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2000                            By: /s/ ROBERT M. COUCH
                                            -----------------------
                                        Robert M. Couch
                                        Executive Vice President

May 12, 2000                            By: /s/ CHERYL R. STONE
                                            -------------------
                                        Cheryl R. Stone
                                        Vice President and Acting Controller

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

------------
* Filed with Registration Statement on Form S-1, filed April 6, 1999, registration No.333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1999
*** Filed with Amendment No. 2 to the Registration Statement on Form S-1, filed May 26, 1999
*****  Filed with Report on Form 10-K, filed March 30, 2000