Form 10-Q
period 2000-06-30
NEW SOUTH BANCSHARES INC
filed 2000-08-08
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                             _____________________

  For the Quarterly Period Ended June 30, 2000 Commission file number 333-49459


                          New South Bancshares, Inc.
            (Exact name of registrant as specified in its charter)
             ----------------------------------------------------

________________________________________________________________________________

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

Yes   X         No_____
    -----

                          NEW SOUTH BANCSHARES, INC.
                                   FORM 10-Q
                                     INDEX

Part I.  Financial Information                                                         Page
                                                                                       ----
         Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 2000 and
              December 31, 1999.....................................................     2

            Consolidated Income Statements - Three months ended
              June 30, 2000 and 1999................................................     3

            Consolidated Income Statements - Six months ended
              June 30, 2000 and 1999................................................     4

            Consolidated Statements of Cash Flow - Six months ended
              June 30, 2000 and 1999................................................     5

            Notes to Consolidated Financial Statements..............................     6

         Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................    10

Part II. Other Information

         Item 1.  Legal Proceedings.................................................    22

         Item 5.  Other Information.................................................    22

         Item 6.  Exhibits and Reports on Form 8-K..................................    22

Signatures..........................................................................    23

Exhibit Index.......................................................................    24

                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                    June 30,      December 31,
                                                                      2000            1999
                                                                   ----------     ------------
                                                                  (Unaudited)       (Audited)
                                                                         (In thousands)
ASSETS
Cash and due from banks                                            $     8,497    $     6,943
Interest bearing deposits in other banks                                 5,456         11,732
Investment securities available for sale                               166,708        132,482
Interest only strips                                                    10,774         10,790
Loans held for sale                                                     67,141         66,258

Loans, net of unearned income                                          835,710        748,277
Allowance for loan losses                                              (12,250)       (11,114)
                                                                   -----------    -----------
       Net loans                                                       823,460        737,163
Premises and equipment, net                                              9,252         10,249
Mortgage servicing rights, net                                          16,587         16,101
Other assets                                                            33,522         29,389
                                                                   -----------    -----------
           Total Assets                                            $ 1,141,397    $ 1,021,107
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing                                          $    55,680    $    47,678
      Interest bearing                                                 736,163        697,407
                                                                   -----------    -----------
         Total deposits                                                791,843        745,085
Federal funds purchased and securities sold under
     agreements to repurchase                                           64,033         50,923
Federal Home Loan Bank advances                                        183,416        128,417
Notes payable                                                            5,080          6,115
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                            34,500         34,500
Accrued expenses, deferred revenue, and other liabilities               11,377          8,759
                                                                   -----------    -----------
           Total Liabilities                                         1,090,249        973,799

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares;
     issued and outstanding: 1,255,537.1 at June 30, 2000 and
     December 31, 1999)                                                  1,256          1,256
Surplus                                                                 29,475         29,475
Retained earnings                                                       25,217         20,500
Accumulated other comprehensive loss                                    (4,800)        (3,923)
                                                                   -----------    -----------
           Total Shareholders' Equity                                   51,148         47,308
                                                                   -----------    -----------

           Total Liabilities and Shareholders' Equity              $ 1,141,397    $ 1,021,107
                                                                   ===========    ===========

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                                                               For the three months
                                                                                  ended June 30,
                                                                            -------------------------
                                                                               2000          1999
                                                                            ----------    ----------
                                                                              (In thousands, except
                                                                                 per share data)
Interest Income:
    Interest on securities available for sale                                 $  3,807      $  1,629
    Interest on loans                                                           20,720        17,825
    Interest on other short-term investments                                       147           414
                                                                              --------      --------
         Total Interest Income                                                  24,674        19,868

Interest Expense:
    Interest on deposits                                                        11,045         9,527
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                          1,240           205
    Interest on Federal Home Loan Bank advances                                  2,815         2,156
    Interest on notes payable                                                       92            59
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                     733           734
                                                                              --------      --------
         Total Interest Expense                                                 15,925        12,681

Net Interest Income                                                              8,749         7,187

     Provision for loan losses                                                   1,942           215
                                                                              --------      --------

Net Interest Income After Provision for Loan Losses                              6,807         6,972

Noninterest Income:
    Loan administration income                                                   4,548         2,136
    Origination fees                                                             2,216         2,786
    Gain/(Loss) on sale of investment securities available for sale               (124)           39
    Gain on sale of loans and mortgage servicing rights                          2,337         4,308
    Other income                                                                 1,282         1,452
                                                                              --------      --------
         Total Noninterest Income                                               10,259        10,721

Noninterest Expense:
    Salaries and benefits                                                        7,781         8,728
    Net occupancy and equipment expense                                          1,533         1,507
    Other expense                                                                4,144         5,572
                                                                              --------      --------
         Total Noninterest Expense                                              13,458        15,807
                                                                              --------      --------

Income Before Income Taxes                                                       3,608         1,886
    Provision for income taxes                                                     229           422
                                                                              --------      --------

           Net Income                                                         $  3,379      $  1,464
                                                                              ========      ========

Weighted average shares outstanding                                              1,256         1,256
Earnings per share                                                            $   2.69      $   1.16

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                               For the six months
                                                                                 ended June 30,
                                                                            --------------------------
                                                                               2000           1999
                                                                            -----------    -----------
                                                                              (In thousands, except
                                                                                 per share data)
Interest Income:
    Interest on securities available for sale                                 $  6,551       $  3,641
    Interest on loans                                                           39,703         37,722
    Interest on other short-term investments                                       257            584
                                                                              --------       --------
         Total Interest Income                                                  46,511         41,947

Interest Expense:
    Interest on deposits                                                        21,665         20,182
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                          2,137            887
    Interest on Federal Home Loan Bank advances                                  4,835          4,369
    Interest on notes payable                                                      180             62
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                   1,466          1,467
                                                                              --------       --------
         Total Interest Expense                                                 30,283         26,967

Net Interest Income                                                             16,228         14,980

     Provision for loan losses                                                   2,410          1,433
                                                                              --------       --------

Net Interest Income After Provision for Loan Losses                             13,818         13,547

Noninterest Income:
    Loan administration income                                                   8,894          4,431
    Origination fees                                                             3,929          5,310
    Gain/(Loss) on sale of investment securities available for sale                 71           (731)
    Gain on sale of loans and mortgage servicing rights                          4,103          9,971
    Other income                                                                 2,420          2,856
                                                                              --------       --------
         Total Noninterest Income                                               19,417         21,837

Noninterest Expense:
    Salaries and benefits                                                       15,882         17,126
    Net occupancy and equipment expense                                          3,168          2,565
    Other expense                                                                9,154          9,904
                                                                              --------       --------
         Total Noninterest Expense                                              28,204         29,595
                                                                              --------       --------

Income Before Income Taxes                                                       5,031          5,789
    Provision for income taxes                                                     314          2,032
                                                                              --------       --------

           Net Income                                                         $  4,717       $  3,757
                                                                              ========       ========

Weighted average shares outstanding                                              1,256          1,256
Earnings per share                                                            $   3.76       $   2.99

See accompanying notes to consolidated financial statements

                           NEW SOUTH BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the six months ended
                                                                                           June 30,
                                                                                   --------------------------
                                                                                       2000          1999
                                                                                   -----------    -----------
                                                                                         (In thousands)
 Operating Activities:
 Net income                                                                         $   4,717      $   3,757
 Adjustments to reconcile net income to net cash used in operating activities:
     Accretion of discounts and fees                                                   (1,287)          (344)
     Provision for loan losses                                                          2,410          1,433
     Depreciation and amortization                                                      1,356            989
     Amortization of mortgage servicing rights                                          1,487          1,080
     (Gain) loss on sale of investment securities available for sale                      (71)           731
     Purchase of mortgage loans held for sale                                              --        (54,703)
     Origination of mortgage loans held for sale                                     (255,801)      (408,983)
     Proceeds from the sale of mortgage loans held for sale and servicing rights      185,475        282,200
     Gain on sale of loans and mortgage servicing rights                               (4,103)        (9,971)
     Forgiveness of indebtedness                                                       (1,035)            --
     Increase in other assets                                                          (5,209)       (11,793)
     Increase (decrease) in accrued expenses, deferred
        revenue and other liabilities                                                   2,618        (10,290)
                                                                                    ---------      ---------
           Net Cash Used in Operating Activities                                      (69,443)      (205,894)

Investing Activities:
    Net decrease in interest bearing deposits in other banks                            6,276         56,278
    Proceeds from sales of investment securities available for sale                    51,971        196,142
    Proceeds from maturities and calls of investment securities
       available for sale                                                                             47,985
    Purchases of investment securities available for sale                             (13,449)       (15,689)
    Net (increase) decrease in loan portfolio                                         (88,415)       121,188
    Purchases of premises and equipment                                                (1,396)        (3,313)
    Proceeds from sale of premises and equipment                                        1,037             63
    Net (investment in) proceeds from sale of real estate owned                           106         (1,194)
                                                                                    ---------      ---------
           Net Cash Provided by (Used in) Investing Activities                        (43,870)       401,460

Financing Activities:
    Net increase in noninterest bearing deposits                                        8,002         13,324
    Net increase (decrease) in interest bearing deposits                               38,756        (77,921)
    Net increase (decrease) in federal funds purchased and securities
       sold under agreements to repurchase                                             13,110        (53,800)
    Net increase in note payable                                                           --          1,911
    Net increase (decrease) of Federal Home Loan Bank Advances                         54,999        (80,001)
    Proceeds from the issuance of common stock                                             --            251
                                                                                    ---------      ---------
           Net Cash Provided by (Used in) Financing Activities                        114,867       (196,236)
                                                                                    ---------      ---------

Net increase (decrease) in cash and cash equivalents                                    1,554           (670)
Cash and cash equivalents at beginning of period                                        6,943          9,973
                                                                                    ---------      ---------
Cash and cash equivalents at end of period                                          $   8,497      $   9,303
                                                                                    =========      =========

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                        Six Months Ended June 30, 2000

1.   General

     The consolidated financial statements conform to generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 2000 presentation; however, these reclassifications had no effect on net income and were not material to the balance sheet. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

     New South Bancshares, Inc. (the "Company") is a unitary thrift holding company formed in November of 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC ("NSMS"), formed during the second quarter of 2000. NSMS will perform certain loan related functions for the various mortgage lending units of the Bank. New South has two subsidiaries, Avondale Funding.com, inc. ("Avondale") and New South Agency, Inc. New South also has a 50 percent interest in two joint ventures, DPH/Collateral New South Funding Venture, Ltd. and Nationwide New South Financial Services, LLC, formed during the second quarter of 2000. All significant intercompany transactions have been eliminated upon consolidation.

     On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding.com, inc., in which the purchased assets and the assumed Acquisition liabilities were placed and which has operated the national mortgage origination business of AFSB. During the second quarter of 2000, the Bank sold its operations in Avondale and is presently in the process of disposing of the remaining assets.

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

3. S Corporation Election

      Effective January 1, 1999, the Company elected S Corporation status. Corporations electing such treatment under the Internal Revenue Code generally are not subject to Federal corporate taxation. Certain states, however, do not recognize S Corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders will be required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes. Due to the S corporation election, the Company charged off $1,189,000 in deferred tax assets in the six months ended June 30, 1999.

      Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. Although the Company did not declare dividends in the six month periods ending June 30, 1999 or June 30, 2000, such dividends are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

4. Comprehensive Income

      Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale. The following tables represent comprehensive income for the three and six month periods ended June 30, 2000 and 1999.

                                                          For the three months ended
                                                                    June 30,
                                                       ----------------------------------
                                                            2000              1999
                                                       ----------------  ----------------
                                                                 (In thousands)
Net income .........................................    $         3,379   $         1,464
Other comprehensive loss, net of tax:
     Unrealized loss on investment securities
     available for sale ............................               (131)           (1,124)
                                                       ----------------  ----------------
Comprehensive income ...............................    $         3,248   $           340
                                                       ================  ================

                                                           For the six months ended
                                                                   June 30,
                                                       ----------------------------------
                                                            2000              1999
                                                       ----------------  ----------------
                                                                 (In thousands)
Net income .........................................    $         4,717   $         3,757
Other comprehensive loss, net of tax:
     Unrealized loss on investment securities
     available for sale ............................               (877)           (1,703)
                                                       ----------------  ----------------
Comprehensive income ...............................    $         3,840   $         2,054
                                                       ================  ================

5. Segment Reporting

     Reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

     Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. For 1999, Residential Mortgage Banking and Automobile Lending sold permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sold, securitized, or retained the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans were retained by the originating unit, which was credited with the interest income generated by those loans. The originating unit paid a market-based funds-use charge to Portfolio Management. For 2000, Residential Mortgage Banking and Automobile Lending retain the assets generated by each unit, and is credited with the interest income generated by those assets unless the asset is actually sold in the secondary market. The results of such sales also are attributed to each unit for 2000. The originating unit pays a market-based funds-use charge to Portfolio Management. All other allocations remain unchanged from 1999. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the six months ended June 30, 1999 and 2000 are included in the following table.

                                                               For the six months ended June 30, 2000
                                            --------------------------------------------------------------------------
                                             Residential
                                              Mortgage      Automobile      Portfolio
                                              Lending        Lending       Management        Other       Consolidated
                                            ------------    ----------     ----------     ----------    --------------
                                                                           (In thousands)
Interest income                             $   23,373      $    5,451      $   15,060    $    2,627      $   46,511
Interest expense                                  --              --            28,589         1,694          30,283
Intra-company funds (used) / provided          (18,531)         (3,599)         22,527          (397)           --
Provision for loan losses                            6            --               554         1,850           2,410
Noninterest income                              15,311           1,461          (1,581)        4,226          19,417
Noninterest expense                             16,334           2,424           1,680         7,766          28,204
                                            ----------      ----------      ----------    ----------      ----------
Net income before income taxes                   3,813             889           5,183        (4,854)          5,031
Provision for income taxes                         236              55             321          (298)            314
                                            ----------      ----------      ----------    ----------      ----------
    Net income after income taxes           $    3,577      $      834      $    4,862    $   (4,556)     $    4,717
                                            ==========      ==========      ==========    ==========      ==========

Depreciation and amortization               $      434      $       86      $       16    $      820      $    1,356
Total assets                                $  574,874      $  105,637      $  397,659    $   63,227      $1,141,397
Capital expenditures                        $      290      $        5      $       13    $    1,088      $    1,396

                                                                 For the six months ended June 30, 1999
                                            --------------------------------------------------------------------------
                                             Residential
                                              Mortgage      Automobile      Portfolio
                                               Lending        Lending       Management      Other        Consolidated
                                            ------------    ----------     ----------     ----------    --------------
                                                                           (In thousands)
Interest income                             $   6,222       $     103       $  34,824      $     798       $  41,947
Interest expense                                  151              21          26,790              5          26,967
Intra-company funds (used) / provided          (5,550)            (44)          5,724           (130)             --
Provision for loan losses                          --              --           1,272            161           1,433
Noninterest income                             21,342             587          (1,113)         1,021          21,837
Noninterest expense                            17,857           2,879           2,099          6,760          29,595
Intra-company loan service fees                   923             257          (1,180)            --              --
Effects of intra-company loan sales             1,587             483          (2,070)            --              --
                                            ---------       ---------       ---------      ---------       ---------
Net income before income taxes                  6,516          (1,514)          6,024         (5,237)          5,789
Provision for income taxes                      2,139            (497)          1,978         (1,588)          2,032
                                            ---------       ---------       ---------      ---------       ---------
    Net income after income taxes           $   4,377       $  (1,017)      $   4,046      $  (3,649)      $   3,757
                                            =========       =========       =========      =========       =========

Depreciation and amortization               $     439       $      21       $     143      $     386       $     989
Total assets                                $ 187,344       $  10,981       $ 714,740      $  25,085       $ 938,150
Capital expenditures                        $     768       $      55       $      --      $   2,490       $   3,313

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

      The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at June 30, 2000 as compared to December 31, 1999, in addition to including an analysis of income and expense for the three months ended June 30, 2000 ("Second Quarter 2000") as compared to the three months ended June 30, 1999 ("Second Quarter 1999') and for the six months ended June 30, 2000 ("YTD 2000") as compared to the six months ended June 30, 1999 ("YTD 1999").

Net Income and Key Performance Ratios

      New South reported net income of $3.4 million for Second Quarter 2000, a
130.8 percent increase from net income of $1.5 million for Second Quarter 1999. On a per share basis, earnings were $2.69 and $1.16, respectively, for the same periods. During Second Quarter 2000 the return on average assets was 1.23 percent and the return on average equity was 25.8 percent compared to 0.56 percent and 12.34 percent, respectively, for Second Quarter 1999.

      Net income totaled $4.7 million for YTD 2000, a 25.6 percent increase from net income of $3.8 million for YTD 1999. On a per share basis, earnings were $3.76 and $2.99, respectively, for the same periods. For YTD 2000, the return on average assets was 0.89 percent and the return on average equity was 19.3 percent compared to 0.68 percent and 15.65 percent, respectively, for YTD 1999.

Net Interest Income

      Net interest income for Second Quarter 2000 was $8.7 million, a 21.7 percent increase from net interest income of $7.2 million for Second Quarter 1999. Net interest income for YTD 2000 was $16.2 million, an 8.3 percent increase from net interest income of $15.0 million for YTD 1999. These increases are primarily attributable to the yield on interest earning assets growing at a faster rate than the cost of interest bearing liabilities by 52 and 34 basis points during the Second Quarter 2000 and YTD 2000, respectively, compared with the same periods in 1999. Overall, the movement in volumes and rates resulted in increases in the net interest rate margin of 45 and 29 basis points during the Second Quarter 2000 and YTD 2000, respectively, compared with the same periods in 1999.

      The following tables show certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities for the periods noted. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.


                 Average Balances, Income, Expense, and Rates

                                                                            For the three months ended June 30,
                                                     --------------------------------------------------------------------------
                                                                    2000                                      1999
                                                     ----------------------------------   -------------------------------------
                                                       Average      Income/     Yield/      Average      Income/       Yield/
                                                       Balance      Expense      Rate       Balance      Expense        Rate
                                                     -----------   ---------   --------   -----------   ----------   ----------
                                                                          (In thousands, except percentages)
Assets
  Loans, net of unearned income(1) ................  $   852,219   $  20,720     9.78%    $   836,690      $ 17,825      8.55%
  Federal funds sold ..............................        8,745         147     6.76          34,818           414      4.77
  Investment securities available for sale.........      110,067       2,011     7.35          52,111           898      6.91
  Other investments ...............................       65,548       1,796    11.02          58,274           731      5.03
                                                     -----------   ---------               -----------     ---------
    Total earning assets ..........................    1,036,579      24,674     9.57         981,893        19,868      8.12
  Allowance for loan losses .......................      (11,744)                              (9,909)
  Other assets ....................................       81,522                               84,321
                                                     -----------                          -----------
    Total Assets ..................................  $ 1,106,357                          $ 1,056,305
                                                     ===========                          ===========

Liabilities and Shareholders' Equity
  Other interest bearing deposits .................  $     6,175          66     4.30     $     3,810            51      5.37
  Savings deposits ................................       73,809         840     4.58          86,003           978      4.56
  Time deposits ...................................      635,040      10,139     6.42         606,077         8,498      5.62
  Other borrowings ................................       69,254       1,332     7.74          14,048           264      7.54
  Federal Home Loan Bank advances .................      174,735       2,815     6.48         176,528         2,156      4.90
  Guaranteed preferred beneficial interests
       in the Company's subordinated debt .........       34,500         733     8.55          34,500           734      8.53
                                                     -----------   ---------              -----------      --------

    Total interest bearing liabilities ............      993,513      15,925     6.45         920,966        12,681      5.52

  Noninterest bearing deposits ....................       49,726                               80,096
  Accrued expenses and other liabilities ..........       10,450                                7,671
  Shareholders' equity ............................       52,668                               47,572

                                                     -----------                          -----------
  Total Liabilities and Shareholders' Equity......   $ 1,106,357                          $ 1,056,305
                                                     ===========                          ===========
                                                                                -----                                   -----
  Net interest rate spread .......................                               3.12%                                   2.60%
                                                                                =====                                   =====
                                                                   ---------                               --------
  Net interest income ............................                 $   8,749                               $  7,187
                                                                   =========                               ========

  Net interest rate margin .......................                               3.39%                                   2.94%
                                                                                =====                                   =====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

                 Average Balances, Income, Expense, and Rates

                                                                         For the six months ended June 30,
                                                       -----------------------------------------------------------------------
                                                                      2000                                1999
                                                       ----------------------------------- -----------------------------------
                                                          Average     Income/     Yield/      Average      Income/    Yield/
                                                          Balance     Expense      Rate       Balance      Expense     Rate
                                                       ------------ ------------ --------- ------------ ------------ ---------
                                                                       (In thousands, except percentages)
Assets
    Loans, net of unearned income(1) ...............    $  824,335       39,703      9.69%  $  867,919       37,722      8.76%
    Federal funds sold .............................         8,236          257      6.28       25,638          584      4.59
    Investment securities available for sale .......       105,898        3,761      7.14       63,836        2,132      6.73
    Other investments ..............................        61,648        2,790      9.10       61,013        1,509      4.99
                                                       -----------  -----------            -----------  -----------
      Total earning assets .........................     1,000,117       46,511      9.35    1,018,406       41,947      8.31
    Allowance for loan losses ......................       (11,530)                             (9,609)
    Other assets ...................................        80,933                             100,063
                                                       -----------                         -----------
      Total Assets .................................    $1,069,520                          $1,108,860
                                                       ===========                         ===========
Liabilities and Shareholders' Equity

    Other interest bearing deposits ................    $    4,981          130      5.25   $    3,669          102      5.61
    Savings deposits ...............................        75,475        1,694      4.51       79,111        1,773      4.52
    Time deposits ..................................       639,556       19,841      6.24      651,089       18,307      5.67
    Other borrowings ...............................        64,602        2,317      7.21       33,938          949      5.64
    Federal Home Loan Bank advances ................       142,565        4,835      6.82      163,255        4,369      5.40
    Guaranteed preferred beneficial interests
         in the Company's subordinated debt ........        34,500        1,466      8.55       34,500        1,467      8.57
                                                       -----------  -----------            -----------  -----------
      Total interest bearing liabilities ...........       961,679       30,283      6.33      965,562       26,967      5.63

    Noninterest bearing deposits ...................        48,257                              78,668
    Accrued expenses and other liabilities .........        10,340                              16,227
    Shareholders' equity ...........................        49,244                              48,403
                                                      ------------                         -----------
    Total Liabilities and Shareholders' Equity......    $1,069,520                          $1,108,860
                                                      ============                         ===========
                                                                                 --------                            --------
    Net interest rate spread .......................                                 3.02%                               2.68%
                                                                                 ========                            ========
                                                                    -----------                         -----------
    Net interest income ............................                  $  16,228                           $  14,980
                                                                    ===========                         ===========

    Net interest rate margin .......................                                 3.26%                               2.97%
                                                                                 ========                            ========


(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

      The following table indicates the effect of the varying levels of interest earning assets and interest bearing liabilities and the applicable rates on changes in net interest income for the second quarter and year-to-date periods ending June 30, 1999 and 2000. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.

                  Analysis of Changes in Net Interest Income

                                                          For the three months ended June 30,
                                                                 2000 Compared to 1999
                                                        ----------------------------------------
                                                                Change Attributable to
                                                        ----------------------------------------
                                                          Volume         Rate           Mix
                                                        ------------  ------------  ------------
                                                                    (In thousands)
Earning Assets
--------------
Total loans, net of unearned income(1) ...............   $       330   $     2,566   $        (1)
Federal funds sold ...................................          (309)          172          (130)
Investment securities available for sale..............           996            57            60
Other investments ....................................            91           868           106
                                                        ------------  ------------  ------------

Total interest income ................................         1,108         3,663            35

Interest Bearing Liabilities
----------------------------
Other interest bearing deposits ......................            32           (10)           (7)
Savings deposits .....................................          (138)            3            (3)
Time deposits ........................................           405         1,202            34
Other borrowings .....................................         1,035             7            26
Federal Home Loan Bank advances ......................           (22)          694           (13)
Guaranteed preferred beneficial interests
     in the Company's subordinated debt ..............            --            --            (1)
                                                        ------------  ------------  ------------

Total interest expense ...............................         1,312         1,896            36
                                                        ------------  ------------  ------------

Net interest income ..................................   $      (204)  $     1,767   $        (1)
                                                        ============  ============  ============

(1) Loans, net of unearned income includes nonaccrual loans for all periods presented.

                  Analysis of Changes in Net Interest Income

                                                           For the six months ended June 30,
                                                                 2000 Compared to 1999
                                                        ----------------------------------------
                                                                Change Attributable to
                                                        ----------------------------------------
                                                          Volume         Rate           Mix
                                                        ------------  ------------  ------------
                                                                    (In thousands)
Earning Assets
--------------
Total loans, net of unearned income(1).............      $    (1,889)  $     3,954   $       (84)
Federal funds sold ................................             (395)          213          (145)
Investment securities available for sale ..........            1,401           129            99
Other investments .................................               16         1,241            24
                                                        ------------  ------------  ------------
Total interest income .............................             (867)        5,537          (106)

Interest Bearing Liabilities
----------------------------
Other interest bearing deposits ...................               36            (6)           (2)
Savings deposits ..................................              (81)           (2)            4
Time deposits .....................................             (323)        1,831            26
Other borrowings ..................................              855           264           249
Federal Home Loan Bank advances ...................             (552)        1,149          (131)
Guaranteed preferred beneficial interests
     in the Company's subordinated debt ...........               --            --            (1)
                                                        ------------  ------------  ------------
Total interest expense ............................              (65)        3,236           145
                                                        ------------  ------------  ------------
Net interest income ...............................      $      (802)  $     2,301   $      (251)
                                                        ============  ============  ============

(1) Loans, net of unearned income includes nonaccrual loans for all periods presented.

Noninterest Income and Noninterest Expenses

      Noninterest income totaled $10.3 million during Second Quarter 2000 compared to $10.7 million for the same period in 1999, a decrease of $462,000, or 4.3 percent. Noninterest income totaled $19.4 million during YTD 2000 compared to $21.8 million for the same period in 1999, a decrease of $2.4 million, or 11.1 percent. Significant components of noninterest income include loan administration income, origination fees, and gains or losses resulting from the sales of investment securities, loans, and mortgage servicing rights. Loan administration income totaled $4.5 million in the Second Quarter 2000, compared with $2.1 million during Second Quarter 1999, an increase of $2.4 million, or
112.9 percent. The increase resulted from an increase in the loan servicing portfolio related to loan securitizations and sales completed in 1999 and continuing into 2000. These sales impacted the 2000 year to date results by an increase of $4.5 million, or 100.7 percent when compared to 1999. Origination fees reflect reduced production volume characteristic of relatively higher interest rates in the general economy and amounted to $2.2 million and $3.9 million for Second Quarter 2000 and YTD 2000, a decrease of $570,000, or 20.5 percent, and $1.4 million, or 26.0 percent, over the same periods in 1999, respectively. Overall, production in the Bank's residential mortgage lending business declined 22.8 percent from Second Quarter 1999 compared to Second Quarter 2000 and 38.1 percent from YTD 2000 compared with YTD 1999. Gain on the sales of loans and mortgage servicing rights during Second Quarter 2000 totaled $2.3 million compared with $4.3 million during Second Quarter 1999, a decrease of $2.0 million, or 45.8 percent. Gain on the sales of loans and mortgage servicing rights during YTD 2000 totaled $4.1 million compared with $10.0 million during YTD 1999, a decrease of $5.9 million, or 58.9 percent. Virtually all of the gain recorded in Second Quarter 1999 and YTD 1999 related to increased loan sales and the related mortgage servicing rights during both periods.

      Noninterest expenses totaled $13.5 million during Second Quarter 2000, a $2.3 million, or 14.9 percent, decrease compared to $15.8 million for the same period in 1999. Salaries and benefits were $7.8 million for Second Quarter 2000, a $947,000 decrease compared to $8.7 million for the same period in the prior year. The decrease is attributable to lower compensation resulting from a decline in the residential loan production volume during 2000 and the sale of the Avondale business. Occupancy and equipment expense was $1.5 million in Second Quarter 2000, unchanged from Second Quarter 1999. Other noninterest expenses totaled $4.1 million in Second Quarter 2000 and $5.6 million in Second Quarter 1999, a decrease of $1.4 million, or 25.6 percent. These changes resulted from lower residential loan production volumes during Second Quarter 2000 compared with the same period in 1999 along with decreases associated with the Avondale sale.

      Noninterest expenses totaled $28.2 million during YTD 2000, a $1.4 million, or 4.7 percent, decrease compared to $30.0 million for the same period in 1999. Salaries and benefits were $15.9 million YTD 2000, a $1.2 million decrease compared to $17.1 million for the same period in the 1999. YTD 2000 occupancy and equipment expense was $3.2 million compared to $2.6 million YTD 1999, an increase of $603,000 or 23.5 percent. The increase in occupancy and equipment expense reflects the acquisition of a new operations center in late 1999. Other noninterest expenses totaled $9.2 million in YTD 2000 and $9.9 million YTD 1999, a decrease of $750,000, or 7.6 percent. These changes resulted from lower residential loan production volumes during YTD 2000 compared with the same period in 1999.

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

      Due to the Bank's historical method of acquiring deposits without multiple deposit gathering branches, brokered deposits are a significant tool used to secure funding for the Bank's asset base. Brokered deposits, however, are considered to be highly interest-sensitive and are, therefore, reflected in interest rate risk analyses reviewed by ALCO. Additionally, both ALCO and New South's Board of Directors are apprised of the level of brokered deposits on an ongoing basis to monitor the Bank's use of this deposit gathering tool.

      As of December 31, 1999, the Company's interest rate risk management model used by ALCO indicated that projected net interest income would decrease by
18.82 percent assuming an instantaneous and simultaneous increase in all interest rates of 200 basis points, or increase by 13.27 percent, assuming an instantaneous and simultaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity are evaluated based upon guidelines established by New South's Board of Directors. While such instantaneous and simultaneous changes are highly unlikely, ALCO nevertheless monitors closely the Bank's relative position in order to both minimize risk and maximize the Bank's results.

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

      At June 30, 2000, New South had interest rate swap contracts with notional amounts totaling $160 million. Of these, $125 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $125 million in variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. Additionally, the Company has entered into $35 million of fixed-for-variable swaps related to certain brokered certificates of deposit utilized in the Company's overall funding. These swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

      In addition, New South had $305 million in interest rate cap contracts outstanding at June 30, 2000. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in the costs of liabilities, thus decreasing the impact.

Asset Quality

      The following table summarizes nonperforming assets as of June 30, 2000 and December 31, 1999.

                             Nonperforming Assets

                                                                            June 30,         December 31,
                                                                            2000                1999
                                                                        -----------         ------------
                                                                       (In thousands, except percentages)
                  Nonaccrual loans ...................................   $    7,192            $    5,813
                  Restructured loans .................................        2,883                 2,910
                                                                         ----------            ----------
                       Total nonperforming loans .....................       10,075                 8,723
                  Foreclosed properties ..............................        3,182                 3,288
                                                                         ----------            ----------
                       Total nonperforming assets ....................   $   13,257            $   12,011
                                                                         ==========            ==========

                  Allowance for loan losses to period-end loans ......         1.47%                 1.49%
                  Allowance for loan losses to period-end
                       nonperforming loans ...........................       121.59%               127.41%
                  Allowance for loan losses to period-end
                       nonperforming assets ..........................        92.40%                92.53%
                  Nonperforming assets to period-end loans
                       and foreclosed properties .....................         1.58%                 1.60%
                  Nonperforming loans to period-end loans ............         1.21%                 1.17%

Provision and Allowance for Loan Losses

      Management establishes allowances for the purpose of absorbing losses that are inherent within the loan portfolio and that are expected to occur based on management's review of historical losses, underwriting standards, changes in the composition of the loan portfolio, changes in the economy, and other factors. The allowance for loan losses is maintained at a level considered adequate to provide for losses as determined by management's continuing review and evaluation of the loans and its judgment as to the impact of economic conditions on the portfolio. Charges are made to the allowance for losses incurred during the year while recoveries of these amounts are credited to the account. The Company follows a policy of charging off loans determined to be uncollectible by management.

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

      The following table analyzes activity in the allowance for loan losses for YTD 2000.

                   Analysis of the Allowance for Loan Losses
                    For the six months ended June 30, 2000
                      (In thousands, except percentages)

        Average loans, net of unearned income .....   $824,335
                                                      ========

        Balance of allowance for loan losses
             at beginning of period ...............   $ 11,114

        Loans charged off:
             Residential mortgage .................        777
             Installment ..........................      1,393
             Commercial real estate ...............        --
                                                      --------
                  Total charge-offs ...............      2,170
                                                      --------

        Recoveries of loans previously charged off:

             Residential mortgage .................        192
             Installment ..........................        704
             Commercial real estate ...............        --
                                                      --------
                  Total recoveries ................        896
                                                      --------

        Net charge-offs ...........................      1,274
        Addition to allowance charged to expense ..      2,410
                                                      --------

        Balance of allowance for loan losses
             at end of period .....................   $ 12,250
                                                      ========

        Net charge-offs to average loans, net of
             unearned income, annualized ..........       0.31%

      At June 30, 2000, the allowance for loan losses was $12.3 million, a 10.2 percent increase compared to $11.1 million at December 31, 1999. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.47 percent and 1.49 percent at June 30 2000 and December 31, 1999, respectively.

      Net charge-offs totaled $1.3 million during YTD 2000 and $500,000 during YTD 1999. As a percentage of average loans, net of unearned income, net charge-offs were 0.31 percent during YTD 2000 and were 0.12 percent during YTD 1999.

Earning Assets

Loans

      Loans are the Company's largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, increased $87.4 million, or 11.7 percent, from $748.3 million at December 31, 1999 to $835.7 million at June 30, 2000 as the Bank continued to hold certain loans in portfolio rather than securitize during the period. Loans represented 77.0 percent of earning assets at June 30, 2000 and 77.2 percent at December 31, 1999.

Investment Securities

      Investment securities are a significant component of the Company's total earning assets, representing 15.4 percent and 13.7 percent of earning assets at June 30, 2000 and December 31, 1999, respectively. Total investment securities were $166.7 million at June 30, 2000, a 25.8 percent increase from $132.5 million at December 31, 1999. Investment securities increased as the Bank's management utilized excess available funds not used for loan production during the period to manage the Bank's interest rate position.

Funding Sources

      Deposits are New South's largest source of funds used to support earning assets. The Company has been able to attract deposits by offering nationally competitive rates. New South's deposits increased $46.8 million, or 6.3 percent, from $745.1 million at December 31, 1999 to $791.8 million at June 30, 2000. The increase in deposits was used to support asset growth, primarily in the loan categories.

      The Company also uses Federal Home Loan Bank ("FHLB") advances as an alternative low cost funding source. FHLB advances are secured by a pledge of most of the Company's residential mortgage portfolio or its investment securities available for sale. These advances were $183.4 million at June 30, 2000, a $55.0 million, or 42.8 percent, increase from $128.4 million at December 31, 1999. The increase in the period-end balances were also used to support the growth of loans.

      Federal funds purchased and securities sold under agreements to repurchase ("Federal funds") also provides funding for the Bank's assets albeit at a much smaller level than deposits or FHLB advances. Federal funds amounted to $64.0 million at June 30, 2000 versus $50.9 million at December 31, 1999, an increase of $13.1 million, or 25.7 percent. These sources provide daily access to funds quickly, thereby allowing the Bank to capitalize on asset growth opportunities.

Capital

      At June 30, 2000 shareholders' equity of the Company totaled $51.1 million, or 4.5 percent of total assets, compared to $47.3 million, or 4.6 percent of total assets at December 31, 1999. The increase is attributable to the net income of $4.7 million earned during YTD 2000, reduced by a $877,000 increase in accumulated other comprehensive loss resulting from a decline in the market value of investment securities available for sale during the period.

      In addition to maintaining adequate liquidity for various financial purposes, the OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from zero to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common shareholder's equity, excluding the unrealized gain or loss on securities available for sale, plus minority interest in consolidated subsidiaries, and minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements, however, do not apply to thrift holding companies. The following table details the specific capital amounts and ratios for the indicated periods for the Bank.

                              Analysis of Capital

                                                           As of                    As of
                                                          June 30,              December 31,
                                                            2000                    1999
                                                         ----------             ------------
                                                          (In thousands, except percentages)
      Tier 1 capital ............................         $ 93,542                $ 88,537
      Tier 2 capital ............................            2,711                   1,716
                                                          --------                --------
      Total qualifying capital ..................         $ 96,253                $ 90,253
                                                          ========                ========
      Risk-weighted assets (including off-balance
           sheet exposure) ......................         $833,013                $745,723
      Tier 1 leverage ratio .....................             8.17%                   8.64%
      Tier 1 risk-based capital ratio ...........            10.31%                  10.86%
      Total risk-based capital ratio ............            11.55%                  12.10%

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

      The Company estimated its total internal costs for the year 2000 project to be between $750,000 and $2.0 million, of which $901,000 was incurred in 1999. The Company does not expect any problems on issues related to year 2000 going forward. However, the Company continues to have a solid plan in place to address the issue throughout the year 2000.

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

        ITEM 6(B)--REPORTS on Form 8-K

        No report on Form 8-K was filed by the Company during the period April 1, 2000 to June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2000                         By: /s/ ROBERT M. COUCH
                                          -------------------
                                          Robert M. Couch
                                          Executive Vice President

August 8, 2000                         By: /s/ CHERYL R. STONE
                                          -------------------
                                          Cheryl R. Stone
                                          Vice President and Acting Controller

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

__________
* Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No.333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
*** Filed with Amendment No. 2 to the Registration Statement on Form S-1, filed May 26, 1998
***** Filed with Report on Form 10-K, filed March 30, 2000