Form 10-Q
period 2000-09-30
NEW SOUTH BANCSHARES INC
filed 2000-11-14
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ---------------------------------

                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       ---------------------------------

      For the Quarterly Period Ended September 30, 2000 Commission file number 333-49459


                           New South Bancshares, Inc.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

         Delaware                                      63-1132716
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

   1900 Crestwood Boulevard                           35210
     Birmingham, Alabama                            (Zip Code)
(Address of Principal Executive Officers)


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


Part I.  Financial Information                                            Page
                                                                          ----

         Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999..........................................   2

           Consolidated Income Statements - Three months ended
              September 30, 2000 and 1999................................   3

           Consolidated Income Statements - Nine months ended
              September 30, 2000 and 1999................................   4

           Consolidated Statements of Cash Flows - Nine months ended
              September 30, 2000 and 1999................................   5

           Notes to Consolidated Financial Statements....................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   10

Part II.  Other Information

      Item 1.   Legal Proceedings.......................................   23

      Item 5.   Other Information.......................................   23

      Item 6.   Exhibits and Reports on Form 8-K........................   23

Signatures..............................................................   24

Exhibit Index...........................................................   25

                              NEW SOUTH BANCSHARES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                           September 30,             December 31,
                                                               2000                     1999
                                                           -------------             ------------
                                                            (Unaudited)               (Audited)
                                                                       (In thousands)
ASSETS
Cash and due from banks                                      $   11,637               $    6,943
Interest bearing deposits in other banks                            177                   11,732
Federal funds sold and securities purchased under
  agreements to resell                                           22,000                        -
Investment securities available for sale                        171,629                  132,482
Interest only strips                                             12,143                   10,790
Loans held for sale                                              95,368                   66,258

Loans, net of unearned income                                   850,809                  748,277
Allowance for loan losses                                       (12,502)                 (11,114)
                                                             ----------               ----------
  Net loans                                                     838,307                  737,163
Premises and equipment, net                                       9,443                   10,249
Mortgage servicing rights, net                                   16,720                   16,101
Other assets                                                     35,611                   29,389
                                                             ----------               ----------
  Total Assets                                               $1,213,035               $1,021,107
                                                             ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                        $   66,916               $   47,678
  Interest bearing                                              785,222                  697,407
                                                             ----------               ----------
    Total deposits                                              852,138                  745,085
Federal funds purchased and securities sold under
  agreements to repurchase                                       69,987                   50,923
Federal Home Loan Bank advances                                 178,415                  128,417
Notes payable                                                    11,173                    6,115
Guaranteed preferred beneficial interests in the
  Company's subordinated debentures                              34,500                   34,500
Accrued expenses, deferred revenue, and other liabilities        12,749                    8,759
                                                             ----------               ----------
    Total Liabilities                                         1,158,962                  973,799

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5
  million shares; issued and outstanding: 1,255,537.1 at
  September 30, 2000 and December 31, 1999)                       1,256                    1,256
Surplus                                                          29,475                   29,475
Retained earnings                                                26,681                   20,500
Accumulated other comprehensive loss                             (3,339)                  (3,923)
                                                             ----------               ----------
    Total Shareholders' Equity                                   54,073                   47,308
                                                             ----------               ----------

    Total Liabilities and Shareholders' Equity               $1,213,035               $1,021,107
                                                             ==========               ==========

   See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC>
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                                                         For the three months
                                                                          ended September 30,
                                                                    ------------------------------
                                                                         2000             1999
                                                                    -------------      -----------
                                                                        (In thousands, except
                                                                            per share data)
Interest Income:
     Interest on securities available for sale                          $ 3,428          $ 1,653
     Interest on loans                                                   22,127           18,556
     Interest on other short-term investments                               149              108
                                                                        -------          -------
         Total Interest Income                                           25,704           20,317

Interest Expense:
     Interest on deposits                                                12,511            9,266
     Interest on federal funds purchased and securities sold
       under agreements to repurchase                                     1,102              509
     Interest on Federal Home Loan Bank advances                          3,232            1,783
     Interest on notes payable                                              197               40
     Interest expense on guaranteed preferred beneficial
       interests in the Company's subordinated debentures                   733              732
                                                                        -------          -------
         Total Interest Expense                                          17,775           12,330

Net Interest Income                                                       7,929            7,987

     Provision for loan losses                                            1,353            1,241
                                                                        -------          -------

Net Interest Income After Provision for Loan Losses                       6,576            6,746

Noninterest Income:
     Loan administration income                                           2,713            3,534
     Origination fees                                                     2,209            2,309
     Gain/(Loss) on sale of investment securities available for sale       (518)             721
     Gain on sale of loans and mortgage servicing rights                  4,049            2,910
     Other income                                                         1,020            1,240
                                                                        -------          -------
         Total Noninterest Income                                         9,473           10,714

Noninterest Expense:
     Salaries and benefits                                                7,437            8,812
     Net occupancy and equipment expense                                  1,365            1,761
     Other expense                                                        4,040            5,760
                                                                        -------          -------
         Total Noninterest Expense                                       12,842           16,333
                                                                        -------          -------

Income Before Income Taxes                                                3,207            1,127
     Provision (benefit) for income taxes                                   190             (436)
                                                                        -------          -------

         Net Income                                                     $ 3,017          $ 1,563
                                                                        =======          =======

Weighted average shares outstanding                                       1,256            1,256
Earnings per share                                                      $  2.40          $  1.24



See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                        For the nine months
                                                                         ended September 30,
                                                                       ----------------------
                                                                         2000        1999
                                                                        ------      -------
                                                                        (In thousands, except
                                                                            per share data)
    Interest Income:
      Interest on securities available for sale                        $ 9,979      $ 5,294
      Interest on loans                                                 61,830       56,278
      Interest on other short-term investments                             406          692
                                                                       -------      -------
        Total Interest Income                                           72,215       62,264

    Interest Expense:
      Interest on deposits                                              34,176       29,448
      Interest on federal funds purchased and securities sold
        under agreements to repurchase                                   3,239        1,396
      Interest on Federal Home Loan Bank advances                        8,067        6,152
      Interest on notes payable                                            377          102
      Interest expense on guaranteed preferred beneficial
        interests in the Company's subordinated debentures               2,199        2,199
                                                                       -------      -------
        Total Interest Expense                                          48,058       39,297

    Net Interest Income                                                 24,157       22,967

      Provision for loan losses                                          3,763        2,674
                                                                       -------      -------


    Net Interest Income After Provision for Loan Losses                 20,394       20,293

    Noninterest Income:
      Loan administration income                                         8,570        7,468
      Origination fees                                                   6,138        7,619
      Loss on sale of investment securities available for sale            (447)         (10)
      Gain on sale of loans and mortgage servicing rights               10,176       13,378
      Other income                                                       4,453        4,096
                                                                       -------      -------
        Total Noninterest Income                                        28,890       32,551

    Noninterest Expense:
      Salaries and benefits                                             23,319       25,938
      Net occupancy and equipment expense                                4,533        4,326
      Other expense                                                     13,194       15,664
                                                                       -------      -------
        Total Noninterest Expense                                       41,046       45,928
                                                                       -------      -------

    Income Before Income Taxes                                           8,238        6,916
      Provision for income taxes                                           504        1,596
                                                                       -------      -------
        Net Income                                                     $ 7,734      $ 5,320
                                                                       =======      =======


    Weighted average shares outstanding                                  1,256        1,256
    Earnings per share                                                 $  6.16      $  4.24

    See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For the nine months ended
                                                                 September 30,
                                                         -----------------------------
                                                             2000             1999
                                                         ------------    -------------
                                                                (In thousands)
Operating Activities:
Net income                                                $   7,734        $   5,320
Adjustments to reconcile net income to net cash
   used in operating activities:
   Accretion of discounts and fees                           (2,220)            (304)
   Provision for loan losses                                  3,763            2,674
   Depreciation and amortization                              2,015            1,654
   Amortization of mortgage servicing rights                  2,252            1,777
   Loss on sale of investment securities
     available for sale                                         447               10
   Purchase of mortgage loans held for sale                       -          (54,703)
   Origination of mortgage loans held for sale             (396,698)        (572,884)
   Proceeds from the sale of mortgage loans
     held for sale and servicing rights                     294,437          421,838
   Gain on sale of loans and mortgage
     servicing rights                                        (7,329)         (12,033)
   Forgiveness of indebtedness                               (1,035)               -
   Increase in other assets                                  (9,436)         (11,589)
   Increase (decrease) in accrued expenses,
     deferred revenue and other liabilities                   3,953           (8,016)
                                                          ---------        ---------
        Net Cash Used in Operating Activities              (102,117)        (226,256)

Investing Activities:
   Net decrease in interest bearing deposits
     in other banks                                          11,555           26,338
   Net increase in federal funds sold and
     securities purchased under agreements
     to resell                                              (22,000)               -
   Proceeds from sales of investment
     securities available for sale                                -          215,527
   Proceeds from maturities and calls of
     investment securities available for
     sale                                                    75,324           47,831
   Purchases of investment securities available
     for sale                                               (21,334)         (15,606)
   Net increase in loan portfolio                          (116,555)         (65,908)
   Purchases of premises and equipment                       (2,238)          (3,875)
   Proceeds from sale of premises and equipment               1,034              162
   Net proceeds from sale of (investment in)
     real estate owned                                          370           (2,139)
                                                          ---------        ---------
       Net Cash provided by (Used in) Investing
         Activities                                         (73,844)         202,330

Financing Activities:
   Net increase in noninterest bearing deposits              19,238           12,369
   Net increase in interest bearing deposits                 87,815           38,192
   Net increase in federal funds purchased and
     securities sold under agreements to
     repurchase                                              19,064            3,771
   Net increase in note payable                               6,093            7,790
   Net increase (decrease) of Federal Home
     Loan Bank Advances                                      49,998          (35,001)
   Common dividends paid                                     (1,553)               -
   Proceeds from the issuance of common stock                     -              251
                                                          ---------        ---------
       Net Cash Provided by Financing Activities            180,655           27,372
                                                          ---------        ---------

Net increase in cash and cash equivalents                     4,694            3,446
Cash and cash equivalents at beginning of period              6,943            9,973
                                                          ---------        ---------
Cash and cash equivalents at end of period                $  11,637        $  13,419
                                                          =========        =========



See accompanying notes to consolidated financial statements


                           NEW SOUTH BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                      Nine Months Ended September 30, 2000

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

     New South Bancshares, Inc. (the "Company") is a unitary thrift holding company formed in November of 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC ("NSMS"). NSMS was formed during the second quarter of 2000. NSMS will perform certain loan related functions for the various mortgage lending units of the Bank. New South has two subsidiaries, Avondale Funding.com, inc. ("Avondale") and New South Agency, Inc. New South also has a 50 percent interest in two joint ventures, DPH/Collateral New South Funding Venture, Ltd., now known as DPH Mortgage, Ltd., and Nationwide New South Financial Services, LLC. All significant intercompany transactions have been eliminated upon consolidation.

     On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding.com, inc., in which the purchased assets and the assumed Acquisition liabilities were placed and which has operated the national mortgage origination business of AFSB. During the second quarter of 2000, the Bank sold its operations in Avondale and is currently in the process of disposing of the remaining assets.

2. Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. During 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Standard No. 133 - an amendment of FASB Standard 133. SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. If the Company had adopted SFAS No. 133 as of September 30, 2000, the adoption would have resulted in a transition adjustment of approximately $2 to $3 million in the book value of certain interest rate derivatives. However, the effect on the consolidated financial statements upon actual adoption cannot be fully predicted due to the fluid nature of the Bank's hedging activities. These effects, such as the impact at September 30, 2000 on the interest rate derivatives, will most likely result in a change in the value currently included in the Bank's consolidated balance sheets.

   During 1999, the Company implemented SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After The Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement, an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities, requires that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. The implementation of this statement did not have a material impact on the presentation of the Company's consolidated financial condition or results of operations.

3. S Corporation Election

   Effective January 1, 1999, the Company elected S Corporation status. Corporations electing such treatment under the Internal Revenue Code generally are not subject to Federal corporate taxation. Certain states, however, do not recognize S Corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders will be required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes. Due to the S corporation election, the Company charged off $1,189,000 in deferred tax assets in the nine months ended September 30, 1999.

   Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. Dividends totaling $1,553,000 were declared in the nine month period ending September 30, 2000. There were no dividends declared in the nine month period ending September 30, 1999.
Dividends declared are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

4. Comprehensive Income

   Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, nonowner transactions consist entirely of changes in unrealized gains and losses on securities available for sale. The following tables represent comprehensive income for the three and nine month periods ended September 30, 2000 and 1999.

                                                                                               For the three months ended
                                                                                                     September 30,
                                                                                               -----------------------------
                                                                                                   2000             1999
                                                                                               -----------       -----------
                                                                                                      (In thousands)

        Net income...................................................................               $3,017         $1,563
        Other comprehensive income, net of tax:
          Unrealized gain (loss) on investment securities
            available for sale, net..................................................                1,461           (552)
                                                                                                    ------         ------
        Comprehensive income ........................................................               $4,478         $1,011
                                                                                                    ======         ======
                                                                                                For the nine months ended
                                                                                                      September 30,
                                                                                               -----------------------------
                                                                                                   2000             1999
                                                                                               -----------       -----------
                                                                                                      (In thousands)

        Net income...................................................................               $7,734        $ 5,320
        Other comprehensive income, net of tax:
          Unrealized gain (loss) on investment securities
            available for sale, net..................................................                  584         (2,255)
                                                                                                    ------        -------
        Comprehensive income ........................................................               $8,318        $ 3,065
                                                                                                    ======        =======

5. Segment Reporting

   Reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

   Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. For 1999, Residential Mortgage Banking and Automobile Lending sold permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sold, securitized, or retained the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans were retained by the originating unit, which was credited with the interest income generated by those loans. The originating unit paid a market-based funds-use charge to Portfolio Management. For 2000, Residential Mortgage Banking and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless the asset is actually sold in the secondary market. The results of such sales also are attributed to each unit for 2000. The originating unit pays a market-based funds-use charge to Portfolio Management. All other allocations remain unchanged from 1999. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the nine months ended September 30, 1999 and 2000 are included in the following table.

                                                                 For the nine months ended September 30, 2000
                                             ---------------------------------------------------------------------------------------
                                              Residential
                                               Mortgage       Automobile       Portfolio
                                               Lending         Lending         Management            Other              Consolidated
                                            -----------       ----------      -------------        ----------           ------------
                                                                               (In thousands)

    Interest income                           $ 37,985          $  8,930          $ 21,871          $ 3,429             $   72,215
    Interest expense                                 -                 -            45,494            2,564                 48,058
    Intra-company funds (used)/provided        (25,020)           (4,566)           30,058             (472)                     -
    Provision for loan losses                    1,666              (255)                2            2,350                  3,763
    Noninterest income                          23,766             2,339            (2,172)           4,957                 28,890
    Noninterest expense                         24,748             3,517             2,458           10,323                 41,046
                                            ----------          --------          --------         --------             ----------
    Net income before income taxes              10,317             3,441             1,803          (7,323)                  8,238
    Provision for income taxes                     469               176               308            (449)                    504
                                            ----------          --------          --------         --------             ----------
      Net income after income taxes           $  9,848          $  3,265          $  1,495         $(6,874)             $    7,734
                                            ==========          ========          ========         ========             ==========

    Depreciation and amortization             $    665          $    128          $     27          $ 1,195             $    2,015
    Total assets                              $670,976          $102,331          $397,636          $42,092             $1,213,035
    Capital expenditures                      $    369          $      5          $     13          $ 1,851             $    2,238


                                                                 For the nine months ended September 30, 1999
                                             ---------------------------------------------------------------------------------------
                                              Residential
                                               Mortgage       Automobile       Portfolio
                                               Lending         Lending         Management            Other              Consolidated
                                            -----------       ----------      -------------        ----------           ------------
                                                                               (In thousands)

    Interest income                           $ 13,652          $    158         $  46,457          $ 1,997             $   62,264
    Interest expense                               167                31            39,029               70                 39,297
    Intra-company funds (used)/provided         (8,463)             (100)            8,768             (205)                     -
    Provision for loan losses                       41                 -             2,009              624                  2,674
    Noninterest income                          30,472               766              (673)           1,986                 32,551
    Noninterest expense                         27,021             4,375             3,478           11,054                 45,928
    Intra-company loan service fees              1,292               556            (1,848)               -                      -
    Effects of intra-company loan sales           (250)              926              (676)               -                      -
                                            ----------          --------          --------          -------             ----------
    Net income before income taxes               9,474            (2,100)            7,512           (7,970)                 6,916
    Provision for income taxes                   2,186              (485)            1,734           (1,839)                 1,596
                                            ----------          --------          --------          -------             ----------
      Net income after income taxes           $  7,288          $ (1,615)         $  5,778          $(6,131)            $    5,320
                                            ==========          ========          ========          =======             ==========

    Depreciation and amortization             $    691          $    216          $     31          $   716                  1,654
    Total assets                              $240,753          $ 10,284          $852,660          $61,346             $1,165,043
    Capital expenditures                      $  1,078          $     59          $      9          $ 2,729             $    3,875

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

     The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at September 30, 2000 as compared to December 31, 1999, in addition to including an analysis of income and expense for the three months ended September 30, 2000 ("Third Quarter 2000") as compared to the three months ended September 30, 1999 ("Third Quarter 1999") and for the nine months ended September 30, 2000 ("YTD 2000") as compared to the nine months ended September 30, 1999 ("YTD 1999").

Net Income and Key Performance Ratios

     New South reported net income of $3.0 million for Third Quarter 2000, a
93.0 percent increase from net income of $1.6 million for Third Quarter 1999. On a per share basis, earnings were $2.40 and $1.24, respectively, for the same periods. During Third Quarter 2000 the return on average assets was 1.01 percent and the return on average equity was 22.78 percent compared to 0.60 percent and 12.17 percent, respectively, for Third Quarter 1999.

     Net income totaled $7.7 million for YTD 2000, a 45.4 percent increase from net income of $5.3 million for YTD 1999. On a per share basis, earnings were $6.16 and $4.24, respectively, for the same periods. For YTD 2000, the return on average assets was 0.93 percent and the return on average equity was 20.5 percent compared to 0.66 percent and 14.44 percent, respectively, for YTD 1999.

Net Interest Income

     Net interest income for Third Quarter 2000 was $7.9 million, a 0.7 percent decrease from net interest income of $8.0 million for Third Quarter 1999. This decrease is attributable to a decline in the net interest rate margin of 44 basis points from 3.31 percent for the Third Quarter 1999 to 2.87 percent for the Third Quarter 2000 as the cost of interest bearing liabilities outpaced increases in the yield on earning assets by 35 basis points. Net interest income for YTD 2000 was $24.2 million, a 5.2 percent increase from net interest income of $23.0 million for YTD 1999. The increase reflects an increase in the net interest rate margin of 4 basis points from 3.08 percent for the nine months ended September 30, 1999 to 3.12 percent for the nine months ended September 30, 2000 as the yield on earning assets increased by 99 basis points compared with an increase in the cost of interest bearing liabilities of 89 basis points. While interest rates remain unpredictable, the Bank's position for a rising interest rate environment in the short-term could result in a further widening of the changes in rate paid on interest bearing liabilities and yield on earning assets thus causing a decline in the net interest rate margin in future quarters. However, the impact of certain interest rate derivative instruments could overcome these declines depending upon the severity of the market rise in general interest rates.

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

                 Average Balances, Income, Expense, and Rates


                                                                       For the three months ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                  2000                                         1999
                                               -------------------------------------------   --------------------------------------
                                                   Average          Income/     Yield/          Average          Income/     Yield/
                                                    Balance          Expense      Rate           Balance          Expense      Rate
                                               -------------------------------------------   --------------------------------------
                                                                        (In thousands, except percentages)
Assets
   Loans, net of unearned income(1)..........     $  906,401       $22,127       9.71%         $  822,607       $18,556       8.95%
   Federal funds sold........................          8,039           149       7.37               8,651           108       4.95
   Investment securities available for sale..        115,277         1,993       6.88              69,395         1,057       6.04
   Other investments.........................         70,246         1,435       8.13              57,375           596       4.12
                                                  ------------------------                     ------------------------
       Total earning assets..................      1,099,963        25,704       9.30             958,028        20,317       8.41
   Allowance for loan losses.................        (12,275)                                      (9,708)
   Other assets .............................         97,582                                       86,584
                                                  ----------                                   ----------
       Total Assets..........................     $1,185,270                                   $1,034,904
                                                  ==========                                   ==========


Liabilities and Shareholders' Equity
   Other interest bearing deposits...........     $    3,918            69       7.01          $    3,692            53       5.69
   Savings deposits..........................         74,793           852       4.53              89,430         1,027       4.56
   Time deposits.............................        685,082        11,590       6.73             578,200         8,186       5.62
   Other borrowings..........................         67,818         1,299       7.62              45,408           549       4.80
   Federal Home Loan Bank advances...........        189,011         3,232       6.80             144,450         1,783       4.90
   Guaranteed preferred beneficial interests
     in the Company's subordinated debt......         34,500           733       8.45              34,500           732       8.42
                                                  ------------------------                     ------------------------
       Total interest bearing liabilities....      1,055,122        17,775       6.70             895,680        12,330       5.46

   Noninterest bearing deposits..............         65,322                                       82,725
   Accrued expenses and other liabilities....         12,148                                        5,534
   Shareholders' equity......................         52,678                                       50,965
                                                  ----------                                   ----------
   Total Liabilities and Shareholders' Equity     $1,185,270                                   $1,034,904
                                                  ==========                                   ==========
                                                                                 ----                                         ----
   Net interest rate spread..................                                    2.60%                                        2.95%
                                                                                 ====                                         ====
                                                                   -------                                      -------
   Net interest income.......................                      $ 7,929                                      $ 7,987
                                                                   =======                                      =======
   Net interest rate margin..................                                    2.87%                                        3.31%
                                                                                 ====                                         ====


(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

                 Average Balances, Income, Expense, and Rates


                                                                           For the nine months ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                      2000                                        1999
                                                     -----------------------------------    ----------------------------------------
                                                       Average         Income/    Yield/          Average         Income/     Yield/
                                                       Balance         Expense     Rate           Balance         Expense      Rate
                                                     -----------------------------------    ----------------------------------------
                                                                           (In thousands, except percentages)
Assets
   Loans, net of unearned income(1)..............    $  851,890      $61,830       9.69%         $  852,649      $56,278       8.82%
   Federal funds sold............................         8,170          406       6.64              19,914          692       4.65
   Investment securities available for sale......       109,047        5,754       7.05              65,709        3,189       6.49
   Other investments.............................        64,535        4,225       8.75              59,787        2,105       4.71
                                                     -----------------------                     -----------------------
       Total earning assets......................     1,033,642       72,215       9.33             998,059       62,264       8.34
   Allowance for loan losses.....................       (11,780)                                     (9,642)
   Other assets .................................        86,523                                      95,520
                                                     ----------                                  ----------
       Total Assets..............................    $1,108,385                                  $1,083,937
                                                     ==========                                  ==========

Liabilities and Shareholders' Equity
   Other interest bearing deposits...............    $    3,930          199       6.76          $    3,677          155       5.64
   Savings deposits..............................        75,246        2,546       4.52              82,588        2,800       4.53
   Time deposits.................................       654,842       31,431       6.41             626,526       26,493       5.65
   Other borrowings..............................        65,682        3,616       7.35              37,803        1,498       5.30
   Federal Home Loan Bank advances...............       158,160        8,067       6.81             156,918        6,152       5.24
   Guaranteed preferred beneficial interests
     in the Company's subordinated debt..........        34,500        2,199       8.51              34,500        2,199       8.52
                                                     -----------------------                     -----------------------
       Total interest bearing liabilities........       992,360       48,058       6.47             942,012       39,297       5.58

   Noninterest bearing deposits..................        54,681                                      80,035
   Accrued expenses and other liabilities........        10,947                                      12,624
   Shareholders' equity..........................        50,397                                      49,266
                                                     ----------                                  ----------
   Total Liabilities and Shareholders' Equity....    $1,108,385                                  $1,083,937
                                                     ==========                                  ==========
                                                                                   ----                                        ----
   Net interest rate.............................                                  2.86%                                       2.76%
                                                                                   ====                                        ====
                                                                     -------                                     -------
   Net interest income...........................                    $24,157                                     $22,967
                                                                     =======                                     =======
   Net interest rate margin......................                                  3.12%                                       3.08%
                                                                                   ====                                        ====



(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

     The following table indicates the effect of the varying levels of interest earning assets and interest bearing liabilities and the applicable rates on changes in net interest income for the third quarter and year-to-date periods ending September 30, 1999 and 2000. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.


                  Analysis of Changes in Net Interest Income


                                                    For the three months ended
                                                        September 30, 2000
                                                         Compared to 1999
                                                  ------------------------------
                                                       Change Attributable to
                                                  ------------------------------
                                                   Volume      Rate        Mix
                                                  --------    -------     ------
                                                          (In thousands)
Earning Assets
--------------
Total loans, net of unearned income (1)........   $1,885      $1,576      $ 110
Federal funds sold.............................       (8)         53         (4)
Investment securities available for sale.......      697         146         93
Other investments..............................      133         578        128
                                                  ------      ------      -----
Total interest income..........................    2,707       2,353        327

Interest Bearing Liabilities
----------------------------
Other interest bearing deposits................        3          12          1
Savings deposits...............................     (168)         (5)        (2)
Time deposits..................................    1,509       1,618        277
Other borrowings...............................      270         322        158
Federal Home Loan advances.....................      549         692        208
Guaranteed preferred beneficial interests
  in the Company's subordinated debt...........        -           3         (2)
                                                  ------      ------      -----
Total interest expense.........................    2,163       2,642        640
                                                  ------      ------      -----
Net interest income............................   $  544      $ (289)     $(313)
                                                  ======      ======      =====

(1) Loans, net of unearned income includes nonaccrual loans for all periods presented.

             Analysis of Changes in Net Interest Income


                                                    For the nine months ended
                                                        September 30, 2000
                                                         Compared to 1999
                                                  ------------------------------
                                                       Change Attributable to
                                                  -----------------------------
                                                   Volume      Rate        Mix
                                                  --------    -------     -----
                                                          (In thousands)
Earning Assets
--------------
Total loans, net of unearned income(1).........   $  (50)     $5,555      $  47
Federal funds sold.............................     (408)        297       (175)
Investment securities available for sale.......    2,105         275        185
Other investments..............................      167       1,807        146
                                                  ------      ------      -----
Total interest income..........................    1,814       7,934        203

Interest Bearing Liabilities
----------------------------
Other interest bearing deposits................       11          31          2
Savings deposits...............................     (249)         (8)         3
Time deposits..................................    1,198       3,554        186
Other borrowings...............................    1,106         582        430
Federal Home Loan advances.....................       49       1,846         20
Guaranteed preferred beneficial interests
  in the Company's subordinated debt...........        -           -          -
                                                  ------      ------      -----
Total interest expense.........................    2,115       6,005        641
                                                  ------      ------      -----
Net interest income............................   $ (301)     $1,929      $(438)
                                                  ======      ======      =====

(1) Loans, net of unearned income includes nonaccrual loans for all periods presented.


Noninterest Income and Noninterest Expenses

     Noninterest income totaled $9.5 million during Third Quarter 2000 compared to $10.7 million for the same period in 1999, a decrease of $1.2 million, or
11.6 percent. Noninterest income totaled $28.9 million during YTD 2000 compared to $32.6 million for the same period in 1999, a decrease of $3.7 million, or
11.3 percent. Significant components of noninterest income include loan administration income, origination fees, and gains or losses resulting from the sales of investment securities, loans, and mortgage servicing rights. Loan administration income totaled $2.7 million in the Third Quarter 2000, compared with $3.5 million during Third Quarter 1999, a decrease of $821,000, or 23.2 percent. The decrease resulted from a decrease in the loan servicing portfolio related to loan securitizations and sales completed in late 1999. YTD 2000 results show an increase of $1.1 million, or 14.8 percent when compared to 1999 due to the servicing activities purchased by New South from an affiliate in January 2000. Origination fees reflect reduced production volume characteristic of relatively higher interest rates in the general economy and amounted to $2.2 million and $6.1 million for Third Quarter 2000 and YTD 2000, a decrease of $100,000, or 4.3 percent, and $1.5 million, or 19.4 percent, over the same periods in 1999, respectively. Overall, production in the Bank's residential mortgage lending business declined 8.1 percent from Third Quarter 1999 compared to Third Quarter 2000 and 29.9 percent from YTD 2000 compared with YTD 1999. Loss on sale of investment securities available for sale during Third Quarter 2000 totaled $518,000 compared with gains totaling $721,000 during Third Quarter 1999, a decrease of $1.2 million, exceeding 100 percent. Loss on the sale investment securities available for sale during YTD 2000 totaled $447,000 compared with $10,000 during YTD 1999, an increase of $437,000, over 100 percent. Such losses are attributable to higher interest rates during the Third Quarter 2000 and YTD 2000 than in the same periods in the prior year. Gain on the sales of loans and mortgage servicing rights during Third Quarter 2000 totaled $4.0 million compared with $2.9 million during Third Quarter 1999, an increase of $1.1 million, or 39.1 percent. Third Quarter 2000 reflects an increase in sales volume relative to total production than the same period in 1999. Gain on the sales of loans and mortgage servicing rights during YTD 2000 totaled $10.2 million compared with $13.4 million during YTD 1999, a decrease of $3.2 million, or 23.9 percent, because of the relatively higher amount of loan securitizations during YTD 1999.

     Noninterest expenses totaled $12.8 million during Third Quarter 2000, a $3.5 million, or 21.4 percent, decrease compared to $16.3 million for the same period in 1999. Salaries and benefits were $7.4 million for Third Quarter 2000, a $1.4 million decrease compared to $8.8 million for the same period in the prior year. The decrease is attributable to lower compensation resulting from a decline in the residential loan production volume during 2000 and the sale of the Avondale business. Occupancy and equipment expense was $1.4 million in Third Quarter 2000, a decline of $396,000, or 22.5 percent from Third Quarter 1999. Other noninterest expenses totaled $4.0 million in Third Quarter 2000 and $5.8 million in Third Quarter 1999, a decrease of $1.7 million, or 29.9 percent. These changes resulted from lower residential loan production volumes during Third Quarter 2000 compared with the same period in 1999 along with decreases associated with the Avondale sale.

     Noninterest expenses totaled $41.0 million during YTD 2000, a $4.9 million, or 10.6 percent, decrease compared to $45.9 million for the same period in 1999. Salaries and benefits were $23.3 million YTD 2000, a $2.6 million decrease compared to $25.9 million for the same period in the 1999. YTD 2000 occupancy and equipment expense was $4.5 million compared to $4.3 million YTD 1999, an increase of $207,000 or 4.8 percent. The increase in occupancy and equipment expense reflects the acquisition of a new operations center in late 1999, offset by the effect of the Avondale sale in the second quarter of 2000. Other noninterest expenses totaled $13.2 million in YTD 2000 and $15.7 million YTD 1999, a decrease of $2.5 million, or 15.8 percent. These changes resulted from lower residential loan production volumes during YTD 2000 compared with the same period in 1999.

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

     At September 30, 2000, New South had interest rate swap contracts with notional amounts totaling $220 million. Of these, $165 million were variable-for-fixed swap contracts designated as hedges against New South's loan portfolio. These contracts effectively convert $165 million in fixed rate loans to a variable rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. Additionally, the Company has entered into $55 million of fixed-for-variable swaps related to certain brokered certificates of deposit utilized in the Company's overall funding. These swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

     In addition, New South had $305 million in interest rate cap contracts outstanding at September 30, 2000. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve as hedges against increases in the costs of liabilities, thus decreasing the impact.

Asset Quality

     The following table summarizes nonperforming assets as of September 30, 2000 and December 31, 1999.

                             Nonperforming Assets

                                                                              September 30,         December 31,
                                                                                  2000                  1999
                                                                              -------------         ------------
                                                                              (In thousands, except percentages)
     Nonaccrual loans........................................................   $10,751               $ 5,813
     Restructured loans......................................................     1,896                 2,910
                                                                                -------               -------
         Total nonperforming loans...........................................    12,647                 8,723
     Foreclosed properties...................................................     2,918                 3,288
                                                                                -------               -------
         Total nonperforming assets..........................................   $15,565               $12,011
                                                                                =======               =======
     Allowance for loan losses to period-end loans...........................      1.47%                 1.49%
     Allowance for loan losses to period-end
       nonperforming loans...................................................     98.85%               127.41%
     Allowance for loan losses to period-end
       nonperforming assets..................................................     80.32%                92.53%
     Nonperforming assets to period-end loans
       and foreclosed properties ............................................      1.82%                 1.60%
     Nonperforming loans to period-end loans.................................      1.49%                 1.17%


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

                   Analysis of the Allowance for Loan Losses
                 For the nine months ended September 30, 2000
                      (In thousands, except percentages)


     Average loans, net of unearned income......................  $851,890
                                                                  ========

     Balance of allowance for loan losses
       at beginning of period...................................  $ 11,114

     Loans charged off:
       Residential mortgage.....................................     1,449
       Installment..............................................     2,362
       Commercial real estate...................................         -
                                                                  --------
           Total charge-offs....................................     3,811
                                                                  --------

     Recoveries of loans previously charged off:
       Residential mortgage.....................................       310
       Installment .............................................     1,126
       Commercial real estate...................................         -
                                                                  --------
           Total recoveries.....................................     1,436
                                                                  --------

     Net charge-offs............................................     2,375
     Addition to allowance charged to expense ..................     3,763
                                                                  --------
     Balance of allowance for loan losses
       at end of period.........................................  $ 12,502
                                                                  ========

     Net charge-offs to average loans, net of
       unearned income, annualized..............................      0.37%


     At September 30, 2000, the allowance for loan losses was $12.5 million, a
12.5 percent increase compared to $11.1 million at December 31, 1999. As a percentage of loans, net of unearned income, the allowance for loan losses was
1.47 percent at September 30 2000 and 1.49 percent at December 31, 1999.

     Net charge-offs totaled $2.4 million during YTD 2000 and $500,000 during YTD 1999, the increase related primarily to loans from the closed Avondale operations. As a percentage of average loans, net of unearned income, net charge-offs were 0.37 percent during YTD 2000 and were 0.24 percent during YTD 1999.

Earning Assets

Loans
     Loans are the Company's largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, increased $102.5 million, or 13.7 percent, from $748.3 million at December 31, 1999 to $850.8 million at September 30, 2000 as the Bank continued to hold certain loans in portfolio rather than securitize during the period. Loans represented 73.8 percent of earning assets at September 30, 2000 and 77.2 percent at December 31, 1999.

Investment Securities

     Investment securities are a significant component of the Company's total earning assets, representing 14.9 percent and 13.7 percent of earning assets at September 30, 2000 and December 31, 1999, respectively. Total investment securities were $171.6 million at September 30, 2000, a 29.5 percent increase from $132.5 million at December 31, 1999. Investment securities increased as the Bank's management utilized excess available funds not used for loan production during the period to manage the Bank's interest rate position.

Funding Sources

     Deposits are New South's largest source of funds used to support earning assets. The Company has been able to attract deposits by offering nationally competitive rates. New South's deposits increased $107.1 million, or 14.4 percent, from $745.1 million at December 31, 1999 to $852.1 million at September 30, 2000. The increase in deposits was used to support asset growth, primarily in the loan categories.

     The Company also uses Federal Home Loan Bank ("FHLB") advances as an alternative low cost funding source. FHLB advances are secured by a pledge of most of the Company's residential mortgage portfolio or its investment securities available for sale. These advances were $178.4 million at September 30, 2000, a $50.0 million, or 38.9 percent, increase from $128.4 million at December 31, 1999. The increase in the period-end balances were also used to support the growth of loans and investment securities.

     Federal funds purchased and securities sold under agreements to repurchase ("Federal funds") also provides funding for the Bank's assets albeit at a much smaller level than deposits or FHLB advances. Federal funds amounted to $70.0 million at September 30, 2000 versus $50.9 million at December 31, 1999, an increase of $19.1 million, or 37.4 percent. These sources provide daily access to funds quickly, thereby allowing the Bank to capitalize on asset growth opportunities.

Capital

     At September 30, 2000 shareholders' equity of the Company totaled $54.1 million, or 4.5 percent of total assets, compared to $47.3 million, or 4.6
percent of total assets at December 31, 1999.   The increase is attributable to
the net income of $7.7 million earned during YTD 2000, plus a $584,000 decrease in accumulated other comprehensive loss resulting from an increase in the market value of investment securities available for sale during the period, reduced by declared dividends of $1.6 million.

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


                              Analysis of Capital


                                                          As of             As of
                                                       September 30,     December 31,
                                                          2000              1999
                                                       -------------     ------------
                                                     (In thousands, except percentages)
     Tier 1 capital..................................    $ 95,170          $ 88,537
     Tier 2 capital..................................       1,146             1,716
                                                         --------          --------
     Total qualifying capital........................    $ 96,316          $ 90,253
                                                         ========          ========
     Risk-weighted assets (including off-balance
       sheet exposure)...............................    $888,313          $745,723
     Tier 1 leverage ratio...........................        7.83%             8.64%
     Tier 1 risk-based capital ratio.................       10.71%            11.87%
     Total risk-based capital ratio..................       10.84%            12.10%




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

        ITEM 6(B)--REPORTS on Form 8-K

        No report on Form 8-K was filed by the Company during the period July 1, 2000 to September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 10, 2000                By: /s/ ROBERT M. COUCH
                                     ------------------------------
                                 Robert M. Couch
                                 Executive Vice President


November 10, 2000                By: /s/ CHERYL R. STONE
                                     ------------------------------
                                 Cheryl R. Stone
                                 Vice President and Acting Controller

EXHIBIT INDEX

     The following is a list of exhibits including items incorporated by reference:

            *3.1   Certificate of Incorporation of New South Bancshares, Inc.
            *3.2   By-Laws of New South Bancshares, Inc.
            *4.1   Certificate of Trust of New South Capital Trust I
            *4.2   Initial Trust Agreement of New South Capital Trust I
           **4.3   Form of Junior Subordinated Indenture between the
                   Company and Bankers Trust Company, as Debenture Trustee
          **10     Material Contracts
       *****24.1   Power of Attorney
            27     Financial Data Schedule


------------
* Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No.333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
*** Filed with Amendment No. 2 to the Registration Statement on Form S-1, filed May 26, 1998
***** Filed with Report on Form 10-K, filed March 30, 2000