Form 10-K405
period 2000-12-31
NEW SOUTH BANCSHARES INC
filed 2001-03-30
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ------------------------------

                                   Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000  COMMISSION FILE NUMBER 333-49459


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

          -------------------------      ------------------------------

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

Yes     X        No
    --------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 1, 2001: 1,255,537.1

                      DOCUMENTS INCORPORATED BY REFERENCE

                             None, except Exhibits

Item 1.  Business

     New South Bancshares, Inc. (the "Company") is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. Through its financial institution subsidiary, New South Federal Savings Bank (the "Bank" or "New South"), the Company operates two full-service retail branch offices in Birmingham, Alabama, and 39 loan production offices located in 12 states throughout the southeastern and eastern United States. New South is the largest thrift and the sixth largest depository institution, based on asset size, headquartered in the State of Alabama.

     The Company's operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, manufactured housing lending and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The automobile installment lending program currently involves indirect lending through 565 automobile dealers in 6 southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans, including the land and the home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The Company actively funds and purchases commercial real estate loans originated by Collateral Mortgage, Ltd. ("Collateral"), an affiliate, which may be sold to investors or held in New South's portfolio.

     The Company funds its lending activities primarily with customer deposits gathered through the offering of a broad range of banking services including certificates of deposit, individual retirement and other time and demand deposit accounts, and money market accounts. The Company takes a wholesale approach to generating deposits, paying high interest rates while keeping deposit gathering overhead costs low. The Company maintains two retail branch offices, both located in Birmingham, Alabama, but attracts the majority of its deposits through telemarketing activities and third parties, primarily brokers.

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

     Prior to the formation of the Company, New South was a wholly owned subsidiary of Collateral. Although Collateral's present emphasis rests on commercial lending, prior to 1997, Collateral also conducted residential mortgage lending operations consisting primarily of direct originations of residential mortgage loans which were generally underwritten and processed in accordance with the guidelines issued by Fannie Mae ("FNMA"), Freddie Mac ("FLHMC"), Federal Housing Administration ("FHA") or Veterans Administration ("VA"), i.e., conforming residential mortgage loans, through 39 retail mortgage origination offices located in 13 southern states. Effective July 1, 1997, Collateral transferred all 39 of its loan origination offices to New South (the "Transfer"). Prior to the Transfer, New South's residential mortgage lending operations consisted primarily of indirect originations of residential mortgage loans which were generally not underwritten and processed in accordance with government or federal agency guidelines, known as nonconforming residential mortgage loans, through correspondents and mortgage brokers, although it originated some nonconforming residential mortgage loans on a direct basis through seven origination offices.

     As a result of the Transfer, New South now originates conforming and nonconforming residential mortgage loans on a direct and indirect basis through its origination offices and a network of loan correspondents and mortgage brokers. New South also originates conforming and nonconforming residential mortgage loans on an indirect basis through correspondents and mortgage brokers.

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

     Presently, New South originates conforming residential mortgage loans primarily on a direct basis through 39 loan production offices located in the States of Alabama (13), Tennessee (4), Georgia (4), North Carolina (2), Florida
(4), Texas (1), Nevada (3), Kentucky (1), Louisiana (1), Virginia (3), Mississippi (1), and Arizona (1). These offices originate primarily single-family residential mortgage loans from a number of sources such as referrals from realtors, walk-in customers, borrowers, and advertising. New South augments its direct originations of conforming residential mortgage loans with indirect originations through over 250 wholesale customers, including independent mortgage brokers and correspondents, community banks, and other financial institutions in 14 states. These mortgage brokers and correspondents originate such loans using New South's underwriting criteria and standards and close such loans using funds advanced by New South simultaneously with, or following, closing. In some cases, loans are purchased at some point following closing in a secondary market transaction.

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

Automobile Installment Lending

     New South offers automobile installment loans secured by automobiles, light-duty trucks and vans. New South began offering an automobile installment lending program in 1989 to automobile dealers in the southern United States. New South has an extensive automobile dealer network consisting of 565 dealers in the States of Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. New South's automobile dealer network consists primarily of new car franchise dealers, with independent car dealers making up less than 35 percent of the dealer network.

Prime Loans

     The majority of New South's automobile installment loans are considered to be prime loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. New South's current guidelines for its prime lending products require an applicant to have, among other factors, a credit bureau score of at least 580. On used cars, the terms of the contract are also based, in part, on the actual mileage of the vehicle. The Company also classifies as prime an immaterial amount of other non automobile installment loans secured by deposits.

     New South purchases prime products and a limited number of nonprime products, typically secured, fixed-rate retail installment contracts, from dealers for 100 percent of the principal amount of the loan on a non recourse basis.

Nonprime Loans

     New South offers a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain accounts. Terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers. Importantly, the automobile payment cannot exceed 20 percent of a nonprime borrower's gross income.

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

Commercial Real Estate Loans

     Commercial real estate loans are originated primarily by Collateral on an indirect basis through mortgage bankers and brokers nationwide. New South funds and closes in its name certain commercial real estate loans originated by Collateral. These loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wide variety of other commercial properties. Many of these loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, pension funds, conduit programs, and government sponsored entities. Many of these loans have been committed for sale to a third party prior to closing in New South's name, and providing this interim funding has been a relatively profitable and low risk activity for New South in recent years. In addition, New South may hold these loans in its own portfolio.

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

Manufactured Housing

     During August 1998, New South began its manufactured housing division to provide retail financing for home only or land and home on both new and used products. Manufactured housing loans are originated on both a direct and indirect basis through dealers and mortgage brokers in the Southeast.

Funding Activities

     The Company funds its lending activities primarily through deposits. In addition, a significant source of funding for New South is the sale of residential mortgage loans and automobile installment loans either in the secondary market or as securitizations and advances from the Federal Home Loan Bank ("FHLB"). To a lesser extent, New South receives funds from traditional commercial borrowings as well as the retention of earning after dividend distributions to the Company.

Deposits

     New South conducts deposit gathering activities in a traditional fashion through its two full service branches located in Birmingham, Alabama. Deposits are not accepted at any other location of New South. In addition, New South operates an active telephone and internet banking center that handles incoming inquiries and conducts an outgoing telemarketing program for deposit products. New South does not rely heavily on a local retail deposit base. It has primarily utilized certificates of deposit to compete for consumer deposits. New South attracts deposits from throughout the country and several foreign countries by paying competitive rates.

     New South also distributes its deposit products through brokers to individuals and institutional purchasers through a brokered certificate of deposit program which offers certificates of deposits in increments of $1.0 million to $20.0 million through selected brokers who meet New South's guidelines.

Sales/Securitizations

     New South sells a substantial portion of its loan production into the secondary market, principally by securitizing pools of loans and through sales to private investors. With respect to conforming residential mortgage loans, if a loan meets government or federal agency guidelines and has been originated through its conforming residential mortgage origination offices, it is typically sold immediately, either through the FNMA, FHLMC or Ginnie Mae ("GNMA") programs or to private investors. With respect to nonconforming residential mortgage loans, New South generally holds these loans in its portfolio unless it determines that it is economically necessary or desirable to sell the loan in light of the existing prices, capital constraints, liquidity needs, and prepayment risks. Generally, New South retains a portion of the servicing rights to the loans that it sells.

Loan Servicing

Residential Mortgage Loan Servicing

     New South services residential mortgage loans secured by single family residences for its portfolio and for others including FNMA, FHLMC, GNMA, and private mortgage investors. Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures, making property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration.

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

     OTS Capital Requirements. Under federal law and OTS regulations, savings associations are required to comply with each of three separate capital adequacy standards: a tangible capital requirements; a tier 1 capital ratio; and a risk-based capital requirement. The OTS is authorized to establish individual capital requirements for a savings association consistent with these capital standards. The OTS was required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") to promulgate additional capital requirements that in certain respects have superseded the capital requirements discussed immediately below.

     Tangible Capital. The OTS capital regulations require tangible capital of at least 1.5 percent of adjusted total assets, as defined by regulation. Tangible capital generally includes common shareholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus and minority interest in the equity accounts of fully consolidated subsidiaries. In addition, all intangible assets, other than a limited amount of properly valued mortgage servicing rights ("MSRs"), must be deducted from tangible capital.

     Tier 1 Capital Ratio. The tier 1 capital ratio adopted by the OTS requires savings associations to maintain core capital in an amount equal to at least three percent of adjusted total assets. Core capital includes common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, certain goodwill and MSRs less certain intangible assets, and investments in nonincludable subsidiaries. In general, intangible assets must be deduced in computing core capital because they are excluded from assets under the OTS's capital rules. There are exceptions to this rule of deduction, however. MSRs and purchased credit card relationships ("PCCRs") are limited in the aggregate to the lesser of 100% of the amount of core capital computed before the deduction of any disallowed servicing assets and disallowed PCCRs, or the amount of servicing assets and PCCRs, with PCCRs not exceeding 25 percent of core capital, provided that such rights must be valued at the lower of 90 percent of fair market value or 100 percent of the remaining unamortized book value of the asset.

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

     In late 1995, the FDIC amended the risk-based assessment schedule for depository institutions with deposits insured by the BIF, resulting in a significant reduction in FDIC assessments for BIF-insured but not SAIF-insured institutions. In response to this assessment disparity, the Deposit Insurance Funds Act of 1996 (the "1996 Act"), enacted on September 30, 1996, amended the Federal Deposit Insurance Act (the "FDI Act") in several ways to recapitalize the SAIF and reduce the disparity between the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the required reserve ration of 1.25 percent. In addition, SAIF-insured institutions will be required, until payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of 1.29 basis points. After December 31, 1999, BIF and SAIF members will be assessed at the same rate for FICO obligations.

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

     A savings institution that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from the FHLB. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. See "Supervision and Regulation--Supervision and Regulation of the Company." At December 31, 2000, New South qualified as a QTL.

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

     FHLB System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, New South is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate unpaid principal of its home residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances, borrowings, from the FHLB, whichever is greater.

     Recent Legislation. On November 12, 1999, the Graham-Leach-Bliley Act ("Act") became law, allowing bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The Act also addressed privacy issues and creates an obligation for financial institutions to adopt their own privacy policies, to provide those policies to customers before the time the customer relationship is established, to periodically redistribute the privacy policy, to adhere to it, and permit customers to "opt-out" of information sharing with third parties in most circumstances. In 2000, the federal banking regulators issued final regulations implementing certain provisions of the act governing privacy of consumer financial affiliates. Thre regulations, which were effective November 13, 2000, are not mandatory until July 1, 2001. At this time, no predictions can be made regarding the impact that the Act may have on New South's financial condition or results of operations.

Competition

     New South faces substantial competition in purchasing and originating loans and in attracting deposits. Competitors include other thrifts, national and state banks, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and non-financial companies which may offer products similar to those offered by New South. Many competing providers have greater financial resources than New South, offer additional services, have wider geographic presence or more accessible branch and loan production offices. New South's headquarters and its only two deposit gathering branches are located in Birmingham, Alabama. Birmingham is served by over 19 commercial banks and thrifts, most of which are headquartered in the Birmingham area. Four of the 50 largest commercial banks in the United States are headquartered in Birmingham.

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

     In addition, New South leases space at 2000 Crestwood Boulevard, Birmingham, Alabama in a 15,000 square foot building. New South leases all of its other physical locations in the normal course of business. At December 31, 2000, New South had 39 offices in 41 cities which were leased. Substantially all leases are for periods of from one to five years.

Item 3.  Legal Proceedings

     The Company, from time to time, has been named in ordinary, routine litigation. Certain of these lawsuits are class actions requesting unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities. The Company believes that it has meritorious defenses to these lawsuits. Management is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 2000 to a vote of the security holders of the Company.

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company was held by approximately 57 stockholders as of March 1, 2001. The common stock of the Company has not been registered under the Securities Act of 1933 (the "Securities Act"), and the Company is not aware of the existence of any trading activity in the common stock.
Accordingly, there is no market for such common stock, and no market is expected to develop in the foreseeable future.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following information summarizes selected consolidated financial data for the last five years. The summary below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes included therein.

                                     FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                                     (Amounts in thousands, except ratios and per share data)

                                                                                           December 31
                                                           ---------------------------------------------------------------------
                                                                2000            1999            1998          1997          1996
                                                           ---------------------------------------------------------------------
                                                                      (In thousands, except percentages and per share data)
Summary of Operations Data:
Interest income.....................................        $   98,004       $  85,356       $  83,251       $75,491       $65,535
Interest expense....................................            66,588          53,584          52,299        47,723        43,158
                                                            ----------       ---------       ---------       -------       -------
Net interest income.................................            31,416          31,772          30,952        27,768        22,377
Provision for loan losses...........................             5,565           3,638           3,944         2,954         2,492
                                                            ----------       ---------       ---------       -------       -------
Net interest income after provision
  for loan losses...................................            25,851          28,134          27,008        24,814        19,885

Non interest income:
Loan administration income.........................             11,409          10,348           5,143         4,333         3,994
Gain on sale of loans..............................             14,599          12,058          12,435         5,661         1,333
Other income.......................................             13,532          15,563          15,992         5,320         2,998
                                                            ----------      ----------      ----------      --------      --------
Total..............................................             39,540          37,969          33,570        15,314         8,325

Non interest expense:
Salaries and benefits..............................             31,005          34,347          26,286        16,024         7,424
Other expense......................................             23,627          27,759          22,467        15,398        15,742
                                                            ----------      ----------      ----------      --------      --------
Total..............................................             54,632          62,106          48,753        31,422        23,166

Income before income taxes.........................             10,759           3,997          11,825         8,706         5,044
Income taxes expense...............................                644           1,406           5,088         3,990         2,482
                                                            ----------      ----------      ----------      --------      --------
Net Income.........................................         $   10,115      $    2,591      $    6,737      $  4,716      $  2,562
                                                            ==========      ==========      ==========      ========      ========

Per Share Data
Earnings per share.................................         $     8.05      $     2.06      $     5.05      $   3.42      $   1.84
Weighted average shares outstanding................              1,256           1,255           1,333         1,377         1,391

Selected Year End Balances
Total assets.......................................         $1,222,777      $1,021,107      $1,142,622      $994,053      $822,980
Investment securities available for sale...........            168,176         135,703         109,591       197,135        94,451
Loans, net of unearned.............................            895,186         748,277         812,877       727,854       681,730
Allowance for loan income..........................             13,513          11,114           9,107         7,333         5,904
Deposits...........................................            916,226         745,085         775,448       695,365       660,668
Federal Home Loan Bank Advances....................            133,415         128,417         198,418       179,420        95,388
Total liabilities..................................          1,162,769         973,799       1,094,182       941,739       775,039
Shareholders' equity...............................             60,008          47,308          48,440        52,314        47,941

Performance Ratios
Return on average assets...........................              0.89%           0.24%           0.65%         0.51%         0.31%
Return on average equity...........................              19.72            5.44           13.71          9.17          5.22
Interest rate spread...............................               2.48            2.56            2.72          2.74          2.53
Net interest margin................................               2.89            3.04            3.22          3.21          2.94
Ratio of average interest-earning assets
  to average interest-bearing liabilities..........             106.72          109.40          109.14        108.46        107.19
Ratio of non interest expense to average                          4.80            5.71            4.71          3.42          2.84
  assets...........................................
Efficiency ratio...................................              76.99           89.05           75.56         72.94         75.45
Average equity to average assets...................               4.51            4.38            4.75          5.59          6.02

Asset Quality Data
Net charge-offs to average loans, net of
   unearned income.................................               0.35%           0.18%           0.28%         0.21%         0.18%
Nonperforming assets to average total
  assets...........................................               1.52            1.18            0.94          0.93          1.20
Nonperforming loans to average total loans,
net of unearned income.............................               1.73            1.17            1.19          1.12          1.21
Allowance for loan losses to total loans,
  net of unearned income...........................               1.51            1.49            1.12          1.01          0.87
Allowance for loan losses to total
  nonperforming assets.............................              72.56           92.53           84.57         78.97         59.99

Capital Ratios(1)
Tangible capital (tier 1 to total assets)..........               8.05%           8.64%           7.00%         6.17%         6.89%
Tier 1 capital (to risk weighted assets)...........              10.02           10.86            9.96          9.51         10.27
Total risk-based capital (to risk weighted
  assets)..........................................              11.04           12.10           10.38         10.48         11.10

(1)  Capital ratio data for all periods presented are for New South only.

Quarterly Results of Operations (Unaudited)

The quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:

                                                                                              2000
                                                          --------------------------------------------------------------------------
                                                                            Fourth            Third          Second       First
                                                             Total          Quarter          Quarter         Quarter      Quarter
                                                          ----------      -----------     ------------     ----------   ------------
                                                                                (In thousands, except per share data)
Interest income..............................              $98,004          $25,789          $25,704         $24,674       $21,837
Interest expense.............................               66,588           18,530           17,775          15,925        14,358
Net interest income..........................               31,416            7,259            7,929           8,749         7,479
Provision for loan losses....................                5,565            1,802            1,353           1,942           468
Income before income taxes...................               10,759            2,521            3,207           3,608         1,423
Net income...................................               10,115            2,381            3,017           3,379         1,338
Per common share:
Net income(1)................................              $  8.05          $  1.89           $ 2.40          $ 2.69        $ 1.07
  Weighted average shares outstanding........                1,256            1,256            1,256           1,256         1,256

                                                                                              1999
                                                          --------------------------------------------------------------------------
                                                                            Fourth            Third          Second       First
                                                             Total          Quarter          Quarter         Quarter      Quarter
                                                          ----------      -----------     ------------     ----------   ------------
                                                                                (In thousands, except per share data)
Interest income..............................              $85,356          $23,092         $20,317          $19,868      $22,079
Interest expense.............................               53,584           14,286          12,331           12,681       14,286
Net interest income..........................               31,772            8,806           7,986            7,187        7,793
Provision for loan losses....................                3,638              964           1,241              215        1,218
Income/(loss) before income taxes............                3,997           (2,919)          1,127            1,886        3,903
Net income/(loss)............................                2,591           (2,729)          1,563            1,464        2,293
Per common share:
Net income/(loss) (1)........................              $  2.06          $ (2.17)        $  1.24          $  1.17      $  1.83
  Weighted average shares outstanding........                1,255            1,256           1,256            1,256        1,254

(1) Per share amounts are computed based on the weighted average shares outstanding during each quarter. Therefore, due to rounding differences with the weighted average shares calculation and per share amounts, net income per share for the quarters may not amount to the annual totals shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

     The following discussion should be read in conjunction with the preceding "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages contained herein are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables, graphs, and financial statements included in this report should be considered an integral part of this analysis. Certain amounts in the prior year's financial information have been reclassified to conform with the 2000 presentation, with no effect on previously reported net income.

     New South Bancshares, Inc. ("Bancshares" or the "Company") is a unitary thrift holding company formed in November of 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC ("NSMS"). NSMS was formed during the second quarter of 2000. NSMS performs certain loan related functions for the various mortgage lending units of the Bank. New South has two subsidiaries, Avondale Funding.com, inc. ("Avondale") and New South Agency, Inc. and significant interest in four joint ventures (the "New South Joint Ventures"). On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation ("AFC") to hold the acquired assets and the assumed acquisition liabilities and related operations. In July 1999, AFC's name was changed to Avondale. On May 31, 2000, New South sold its operations in Avondale and is currently in the process of disposing of the remaining assets (the "Divestiture").

     Effective January 1, 1999, Collateral Mortgage, Ltd. ("Collateral"), an affiliated company, transferred its residential mortgage servicing operations to New South (the "Servicing Transfer") under a subservicing agreement. The servicing portfolio totaled $2.6 billion, of which New South already owned the
servicing rights for $1.4 billion.   As a result of the Servicing Transfer, all
related direct costs are now incurred by New South.

General

     The Company's operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, manufactured housing lending, and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The automobile installment lending program involves indirect lending through approximately 565 automobile dealers in 6 southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans, including the land and the home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The Company conducts deposit gathering activities in a traditional fashion through its two full service branches located in Birmingham, Alabama, through its telephone banking center, and via the internet. See "Business."

     The Company's net income results primarily from New South's operations.
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Variations in the volume and mix of interest-earning assets and interest-bearing liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Net income is further affected by the provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of loan administration income and origination fees related to mortgage banking operations, net gains or losses on the sale of investment securities available for sale, gain on the sale of loans and mortgage servicing rights, and other income. Noninterest expense consists primarily of salaries and benefits, net occupancy and equipment expense, and other expenses.

     Loans are the single largest component of the Company's earning assets and generally have a more favorable return than other categories of earning assets. Average loans, net of unearned income, were $898.4 million during 1999 and $894.7 million during 2000, totaling 86.0 percent and 82.4 percent, respectively, of total average earning assets.

     Deposits are New South's largest source of funds used to support earning assets. New South's average deposits were $793.1 million during 1999 and $812.6 million during 2000, totaling 83.0 percent and 79.9 percent, respectively, of total average interest-bearing liabilities. The Company has generally been able to attract and retain deposits by offering nationally competitive rates.

     The Company also continued its use of Federal Home Loan Bank ("FHLB") advances as an alternative funding source. Average advances increased from $158.8 million in 1999 to $160.4 million in 2000.

     New South is required by the Office of Thrift Supervision ("OTS") to meet certain capital requirements. Among these are minimum tier 1 capital, tangible, and risk-based capital ratios. New South has consistently exceeded these minimum guidelines. At December 31, 2000, New South's capital ratios place it in the regulatory defined "well capitalized" category.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net income increased $7.5 million, or 290.4 percent, from $2.6 million, or $2.06 per share, in 1999, to $10.1 million, or $8.05 per share, in 2000.

     Net interest income decreased $.4 million, or 1.2 percent, from $31.8 million in 1999 to $31.4 million in 2000. The decrease resulted from both faster growth in interest-bearing liabilities compared with earning assets and a lower net interest rate spread as a result of a generally rising interest rate environment. In 2000, interest-bearing liabilities increased $61.9 million, from $955.3 million in 1999 to $1.02 billion in 2000, compared with an increase of $40.3 million in earning assets, from $1.05 billion in 1999 to $1.09 billion in 2000. The decline in the net interest rate spread, which decreased from 2.56 percent in 1999 to 2.48 percent in 2000, primarily resulted from faster growth in the cost of interest-bearing liabilities compared with the growth in the yield on earning assets. The cost of interest-bearing liabilities increased by 94 basis points, from 5.61 percent in 1999 to 6.55 percent in 2000, while the yield on earning assets increased only 86 basis points, from 8.17 percent in 1999 to 9.03 percent in 2000. Generally, the Company is liability sensitive. See "--Net Interest Income."

     The provision for loan losses increased $2.0 million, or 53.0 percent, from $3.6 million in 1999 to $5.6 million in 2000. This increase resulted from a $146.9 million, or 19.6 percent increase in loans from $748.3 million at December 31, 1999 to $895.2 million at December 31, 2000 and an increase of $6.8 million, or 77.7 percent in nonperforming loans, from $8.7 million at year-end 1999 to $15.5 million at year-end 2000. The allowance for loan losses as a percentage of total nonperforming assets was 92.5 percent and 72.6 percent at December 31, 1999 and 2000, respectively. See "--Provision and Allowance for Loan Losses."

     Noninterest income increased $1.6 million, or 4.1 percent, from $38.0 million in 1999 to $39.5 million in 2000. Loan administration income increased from $10.3 million in 1999 to $11.4 million, an increase of $1.1 million, or
10.3 percent, as a result of increases in the loan servicing portfolio. The increase in loan administration income was partially offset by a decrease in origination fees of $1.6 million, from $9.8 million in 1999 to $8.2 million in 2000, attributable to a decline in the number of residential mortgage loans originated. Gain on the sale of loans and mortgage servicing rights increased $2.5 million from $12.1 million in 1999 to $14.6 million in 2000. See "--Noninterest Income and Expense."

     Noninterest expense decreased $7.5 million, or 12.0 percent, from $62.1 million in 1999 to $54.6 million in 2000. Salaries and benefits totaled $34.3 million in 1999 and $31.0 million in 2000, a decrease of $3.3 million, or 9.7 percent. The decrease resulted from a $2.1 million decrease in salaries and benefits resulting from the Divestiture, and from reduction in commissions related to the decline in mortgage origination volume during 2000. Net occupancy and equipment expense was $6.2 million in 1999 and $6.0 million in 2000, a decrease of $.2 million, or 3.7 percent. Other expenses were $21.6 million in 1999 and $17.7 million in 2000, a decrease of $3.9 million, or 18.1 percent. The decreases in other expenses attributable to the Divestiture was $1.7 million, with the remainder primarily resulting from the decline in mortgage origination volume during 2000. See "--Noninterest Income and Expense."

     The Company elected S Corporation treatment under the Internal Revenue Code on January 1, 1999. Generally, corporations electing such treatment are not subject to federal corporate taxation. The provision for income taxes was $.6 million in 2000, an effective rate of 6.0 percent, attributable only to the taxes in states which do not conform to federal S Corporation treatment. The provision for income taxes, in 1999, included the write off of the Company's federal deferred tax asset of $1.3 million, a direct result of the January 1, 1999 S Corporation election, and was $1.4 million, an effective rate of 35.2 percent.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net income decreased $4.1 million, or 61.5 percent, from $6.7 million, or $5.05 per share, in 1998, to $2.6 million, or $2.06 per share, in 1999.

     Net interest income increased $.8 million, or 2.6 percent, from $31.0 million in 1998 to $31.8 million in 1999. The increase resulted from a higher level of average earning assets, partially offset by a decrease in the net interest rate margin. The decline in the net interest rate margin, which decreased from 3.22 percent in 1998 to 3.04 percent in 1999, primarily resulted from lower rates earned on loans. This results, in part, from changes in the mix of the loan portfolio, specifically a decrease in the average balance of nonconforming residential mortgage loans coupled with lesser reductions in funding costs. The growth in average earning assets, which increased from $960.9 million in 1998 to over one billion dollars in 1999, resulted primarily from volume generated by the Acquisition and increases in loan production within
nonconforming lending areas.   See "--Net Interest Income."

     The provision for loan losses decreased $.3 million, or 7.8 percent, from $3.9 million in 1998 to $3.6 million in 1999. This decrease was facilitated by a $64.6 million, or 7.9 percent decrease in loans from $812.9 million at December 31, 1998 to $748.3 million at December 31, 1999 resulting from securitization of loans in December 1999. The allowance for loan losses as a percentage of total loans, net of unearned income, increased from 1.1 percent at December 31, 1998 to 1.5 percent at December 31, 1999. The allowance for loan losses as a percentage of total nonperforming assets was 84.6 percent and 92.5 percent at December 31, 1998 and 1999, respectively. See "--Provision and Allowance for Loan Losses."

     Noninterest income increased $4.4 million, or 13.1 percent, from $33.6 million in 1998 to $38.0 million in 1999. Loan administration income increased from $5.1 million in 1998 to $10.3 million, an increase of $5.2 million, or
101.2 percent, as a result of the Servicing Transfer. The increase in loan administration income was partially offset by a decrease in origination fees of $1.6 million, from $11.4 million in 1998 to $9.8 million in 1999, attributable to a decline in the number of residential mortgage loans originated. Gain on sale of loans declined by $.3 million from $12.4 million in 1998 to $12.1 million in 1999, which reflected continued conservatism in the recognition of gains resulting from the securitization and sale of approximately $656.4 million of loans during 1999. See "--Noninterest Income and Expense."

     Noninterest expense increased $13.3 million, or 27.4 percent, from $48.8 million in 1998 to $62.1 million in 1999. Salaries and benefits totaled $26.3 million in 1998 and $34.3 million in 1999, an increase of $8.0 million, or 30.7 percent. Net occupancy and equipment expense was $4.0 million in 1998 and $6.2 million in 1999, an increase of $2.2 million, or 53.9 percent. Other expenses were $18.4 million in 1998 and $21.6 million in 1999, an increase of $3.2 million, or 16.9 percent. These increases are directly attributable to the Acquisition and the Servicing Transfer. The increase in noninterest expenses resulting from the Acquisition were: Salaries and Benefits: $3.0 million; Net
Occupancy: $1.1 million; Other Expenses: $2.7 million; totaling $6.8 million. Overall, the Acquisition accounted for 50.8 percent of the Company's increase in noninterest expenses. Loan servicing fees paid to affiliates were $4.5 million in 1998 and $.4 million in 1999, a decrease of $4.1 million, or 92.1 percent, another result of the Servicing Transfer. See "--Noninterest Income and Expense."

     The provision for income taxes was $1.4 million in 1999, an effective rate of 35.2 percent, compared with $5.1 million in 1998, an effective rate of 43.0 percent, a direct result of the decline in income before income taxes.

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

     Net interest income decreased $.4 million, or 1.1 percent, from $31.8 million in 1999 to $31.4 million in 2000. During 2000, compared with 1999, a
3.9 percent increase in average interest-earning assets along with a 86 basis point increase in the yield were negated by the combined effect of a 6.5 percent increase in interest-bearing liabilities along with a 94 basis point increase in the rate. For most of 2000, a generally higher interest rate environment prevailed.

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

                 Average Balances, Income, Expense, and Rates

                                                                            Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                           2000                          1999                       1998
                                             ----------------------------    --------------------------   --------------------------
                                              Average    Income/  Yield/     Average   Income/   Yield/   Average     Income/  Yield
                                              Balance    Expense   Rate      Balance   Expense    Rate    Balance     Expense   Rate
                                             ----------------------------    --------------------------   --------------------------
Assets
   Loans, net of unearned income(1)......... $  894,681   $84,113   9.40%  $  898,379   $76,829    8.55%  $  766,780  $70,844  9.24%
   Federal funds sold.......................      7,095       519   7.32       17,131       823    4.80        6,109      424  6.94
   Investment securities available for sale     109,328     7,711   7.05       71,469     4,128    5.78      141,751    9,098  6.42
   Other investments........................     74,338     5,661   7.62       58,133     3,576    6.15       46,255    2,885  6.24
                                             ----------   -------   ----   ----------   -------    ----   ----------  -------  ----
     Total earning assets...................  1,085,442    98,004   9.03    1,045,112    85,356    8.17      960,895   83,251  8.66
   Securities under repurchase agreements...          -                             -                             39
   Allowance for loan losses................    (12,020)                      (10,077)                        (8,072)
   Other assets.............................     64,988                        52,440                         82,995
                                             ----------                    ----------                     ----------
      Total Assets.......................... $1,138,410                    $1,087,475                     $1,035,857
                                             ==========                    ==========                     ==========
Liabilities and Shareholders' Equity
   Other interest-bearing deposits.......... $    3,845       156   4.06   $    3,689       150    4.07   $    3,020      118  3.91
   Savings deposits.........................     73,858     3,481   4.71       83,035     3,811    4.59       61,657    2,691  4.36
   Time deposits............................    677,502    44,219   6.53      629,829    35,872    5.70      593,775   35,915  6.05
   Other borrowings.........................     67,036     4,886   7.29       45,443     2,358    5.19       51,964    3,151  6.06
   Federal Home Loan Bank advances..........    160,397    10,914   6.80      158,782     8,461    5.33      151,476    8,851  5.84
   Guaranteed preferred beneficial interests
      in the Company's subordinated debt....     34,500     2,932   8.50       34,500     2,932    8.50       18,555    1,573  8.48
                                             ----------   -------   ----   ----------   -------    ----   ----------  -------  ----
      Total interest-bearing liabilities....  1,017,138    66,588   6.55      955,278    53,584    5.61      880,447   52,299  5.94
   Noninterest-bearing deposits.............     57,385                        76,507                         91,125
   Accrued expenses and other liabilities...     12,599                         8,061                         15,131
   Shareholders' equity.....................     51,288                        47,629                         49,154
                                             ----------                    ----------                     ----------
   Total Liabilities and Shareholders'
      Equity................................ $1,138,410                    $1,087,475                     $1,035,857
                                             ==========                    ==========                     ==========
   Net interest rate spread.................                        2.48%                          2.56%                       2.72%
                                                                    ====                           ====                        ====
   Net interest income......................              $31,416                       $31,772                       $30,952
                                                          =======                       =======                       =======
   Net interest rate margin.................                        2.89%                          3.04%                       3.22%
                                                                    ====                           ====                        ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all years presented are included in the interest amounts for loans.

Analysis of Changes in Net Interest Income

     The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1998 to 1999 and 1999 to 2000. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.

                                            Analysis of Changes in Net Interest Income

                                                   Years Ended December 31,
                                         --------------------------------------------------------------------------
                                              2000 Compared to 1999                   1999 Compared to 1998
                                              Change Attributable to                  Change Attributable to
                                         --------------------------------------------------------------------------
                                            Volume      Rate        Mix             Volume       Rate       Mix
                                         --------------------------------------------------------------------------
                                                                      (In thousands)
Earning Assets
Total loans, net of unearned
   income(1)............................  $  (316)     $7,632      $ (32)           $12,159    $(5,269)    $(905)
Federal funds sold......................     (482)        430       (252)               765       (131)     (235)
Investment securities available for
   sale.................................    2,187         913        483             (4,511)      (911)      452
Other investments.......................      997         851        237                741        (40)      (10)
                                          -------      ------      -----            -------    -------     -----
Total interest income...................    2,386       9,826        436              9,154     (6,351)     (698)

Interest Bearing Liabilities
Other interest bearing deposits.........        6          (0)        (0)                26          5         1
Savings deposits........................     (421)        103        (12)               933        139        48
Time deposits...........................    2,715       5,235        397              2,181     (2,096)     (128)
Other borrowings........................    1,120         954        454               (395)      (455)       57
Federal Home Loan Bank advances.........       86       2,343         24                427       (779)      (38)
Guaranteed preferred beneficial
   interests in the Company's
   subordinated debt....................        -           -          -              1,352          4         3
                                          -------      ------      -----            -------    -------     -----
Total interest expense..................    3,506       8,635        863              4,524     (3,182)      (57)
                                          -------      ------      -----            -------    -------     -----
Net interest income.....................  $(1,120)     $1,191      $(427)           $ 4,630    $(3,169)    $(641)
                                          =======      ======      =====            =======    =======     =====

(1) Loans, net of unearned income includes nonaccrual loans for all years presented.

Interest Sensitivity and Market Risk

Interest Sensitivity

     Through policies established by the Bank's Asset/Liability Management Committee ("ALCO"), the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The ALCO uses a combination of earnings and market value sensitivity analyses and traditional gap analysis. These analyses compare the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets and interest-bearing liabilities and off balance sheet instruments in order to measure, monitor, and manage interest rate risk. The differences in the various maturities or repricings, known as GAP, are summarized in the analysis below for December 31, 2000:

                              Summary Gap Report

                                                                               As of December 31, 2000
                                                    ---------------------------------------------------------------------------
                                                     Immediate     Over Three     Over One       Over Five      Over
                                                     to Three        Months     Year Through   Years Through    Ten
                                                      Months      to One Year    Five Years      Ten Years     Years     Total
                                                    ---------------------------------------------------------------------------
                                                                                      (In thousands)
Interest-bearing deposits in other banks.......     $  11,033    $       -       $       -        $      -   $     -   $   11,033
Investment securities available for sale.......        23,406        49,540         63,415          15,920    15,895      168,176
Residual interests in loan
securitizations................................           267         2,142          5,850               -         -        8,259
Loans available for sale.......................        74,449             -              -               -         -       74,449
Loans net of unearned income...................       271,520       150,115        274,561         134,686    64,304      895,186
                                                    ---------     ---------      ---------        --------  --------   ----------
    Total Assets...............................     $ 380,675     $ 201,797      $ 343,826        $150,606   $80,199   $1,157,103
                                                    =========     =========      =========        ========   =======   ==========

Interest-bearing deposits......................     $ 444,068     $ 199,226      $ 124,669        $ 68,023   $17,203   $  853,189
Federal funds purchased and securities
  sold under agreement to repurchase...........       53,213              -              -               -         -       53,213
Federal Home Loan Bank advances................       90,000         28,388         15,000               -        27      133,415
Notes payable..................................       11,599              -              -               -         -       11,599
Guaranteed preferred beneficial interest in
the Company's subordinated debentures..........            -              -              -               -    34,500       34,500
                                                    ---------     ---------      ---------        --------   -------   ----------
     Total Liabilities.........................     $ 598,880     $ 227,614      $ 139,669        $ 68,023   $51,730   $1,085,916
                                                    =========     =========      =========        ========   =======   ==========
Periodic Gap...................................     $(218,205)    $ (25,817)     $ 204,157        $ 82,583   $28,469
Cumulative Gap.................................      (218,205)     (244,022)       (39,865)         42,718    71,187
Impact of Rate Caps.............................      306,350             -              -               -         -
Impact of Swaps................................        85,000       (25,000)      (130,000)         45,000         -
Hedged Periodic Gap............................       173,145       (50,817)        74,157         127,583    28,469
Hedged Cumulative Gap..........................       173,145       122,328        196,485         324,068   352,537

     The Company's interest rate sensitivity analysis evaluates interest rate risk based on the impact of various interest rate scenarios on the net interest income and the market value of the portfolio equity ("MVPE"). The MVPE analysis is required quarterly by the OTS. The Company also uses an earnings simulation model to determine the effects of several interest rate scenarios on the Company's net interest income. ALCO meets semi-monthly to monitor and evaluate the interest rate risk position of New South and to formulate and implement strategies for mitigating the interest rate risk and increasing the net interest rate margin and net income.

     Brokered deposits, or deposits received through third party depositor representatives, are considered to be highly interest rate sensitive and are reflected in interest rate risk analyses reviewed by ALCO. Additionally, both the Committee and New South's Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

     For relatively short-term rate changes, the impact on income would be insignificant. However, a significant, sustained change in rates could have a significant impact on earnings, depending upon the magnitude and direction of the change. As of December 31, 2000, the Company's interest rate risk management model indicated that projected net interest income would decrease by
14.93 percent assuming an instantaneous increase in interest rates of 200 basis points, or increase by 12.14 percent assuming an instantaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by New South's Board of Directors.

     New South uses interest rate contracts, primarily interest rate swaps and caps, to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its interest rate swaps and caps through a review of the creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

     At December 31, 2000, New South had interest rate swap contracts with notional amounts totaling $195 million. Of these, $140 million were variable-for-fixed swap contracts which effectively convert $140 million in fixed rate loans and mortgage-backed securities to variable rate earning assets, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. Additionally, the Company has entered into $55 million in fixed-for-variable swaps concurrent with the issuance of $55 million in brokered certificates of deposit. These swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit. New South also had $306.4 million in interest rate cap contracts outstanding at December 31, 2000. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio as noted in the Summary Gap Report. The interest rate cap contracts serve to mitigate the Company's risk against increases in the costs of liabilities.

     The following table sets forth notional values of the Company's interest rate contract activity for the years 1998, 1999 and 2000.


                              Interest Rate Swaps

                                                               Interest Rate Swaps
                                                            --------------------------
                                                             Received           Pay            Interest
                                                               Fixed           Fixed           Rate Cap          Total
                                                             ---------       ---------        ---------        ---------
                                                                                  (In thousands)
Balance at January 1, 1998 ..........................        $  45,000       $  80,000        $ 305,000        $ 430,000
Additions............................................           10,000          40,000           40,000           90,000
Maturities...........................................                -         (40,000)         (40,000)         (80,000)
Calls ...............................................          (15,000)              -                -          (15,000)
Terminations.........................................                -               -                -                -
                                                              --------       ---------        ---------        ---------
Balance at December 31, 1998.........................           40,000          80,000          305,000          425,000
Additions............................................           25,000         100,000           30,000          155,000
Maturities...........................................                -         (15,000)        (105,000)        (120,000)
Calls ...............................................          (30,000)              -                -          (30,000)
Terminations.........................................                -        (100,000)               -         (100,000)
                                                              --------       ---------        ---------        ---------
Balance at December 31, 1999.........................           35,000          65,000          230,000          330,000
Additions............................................           20,000         100,000          126,350          246,350
Maturities...........................................                -         (25,000)         (50,000)         (75,000)
Calls ...............................................                -               -                -                -
Terminations.........................................                -               -                -                -
                                                              --------       ---------        ---------        ---------
Balance at December 31, 2000.........................         $ 55,000       $ 140,000        $ 306,350        $ 501,350
                                                              ========       =========        =========        =========

     The following table sets forth the relative maturities and interest rates related to interest rate contracts outstanding at December 31, 2000.

           Maturities of Caps and Interest Rates Exchanged on Swaps

                                                                         Year of Maturity
                                               ---------------------------------------------------------------------
                                                                                                           2005 and
                                                 2001           2002           2003             2004      Thereafter       Total
                                               --------       --------       ---------         -------    ----------      -------
                                                                        (In thousands, except percentages)
Notional amount of receive fixed swap....      $     -        $10,000        $      -          $    -       $45,000       $ 55,000
  Received rate fixed....................            -           5.30%              -               -          7.20%          6.85%
  Pay rate variable......................            -           6.61               -               -          6.67%          6.66%
Notional amount of pay fixed swaps.......      $     -        $     -        $ 70,000          $    -       $70,000       $140,000
  Received rate variable.................            -              -            6.71%              -          6.71%          6.71%
  Pay rate fixed.........................            -              -            6.77               -          6.74           6.75
Notional amount of caps..................      $70,000        $40,000        $171,350          $    -       $25,000       $306,350

     The Company also enters into forward commitments and optional commitments to sell loans based on the interest rates of loans currently in the Company's pipeline. This reduces the impact of future changes in market rates on the value of those loans upon delivery. Forward commitments on mortgage loans available for sale are considered in the lower of cost or market valuation and are monitored by the ALCO along with other off-balance sheet instruments.

Market Risk

     The Company's earnings are dependent on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits and FHLB borrowings. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. The Company seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon a variety of analyses to monitor and manage its interest rate risk, primarily earnings simulation analysis, market value analysis, and static GAP analysis. Earnings simulation analysis addresses the impact of changes in the level of prevailing interest rates upon the Bank's earnings by considering the effect of changes in the structure of rates, the relationships between rates, and the resulting changes in the Bank's operating income. Market value analysis evaluates the impact of instantaneous, parallel rate shocks on the Bank's MVPE. Static GAP analysis calculates the degree of mismatch between the maturity, repricing, and prepayments of the assets and the maturity and repricing of the deposits and interest-bearing liabilities.

     The primary earning assets, loans and securities, contain certain features within individual types of loans and specific securities that create uncertainty as to expected performance at varying levels of interest rates. In some cases, options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult in a changing rate environment. At December 31, 2000, mortgage backed securities and loans available for sale amounting to $184.2 million, or 15.1 percent of total assets, have prepayment risks, in addition to a significant portion of the total loan portfolio. Management believes that assumptions used in its simulation on the performance of financial instruments with such risks are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ materially from those indicated by the simulation analysis.

     Deposits totaled $916.2 million, or 74.9 percent of assets, at December 31, 2000. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and, therefore, must be quantified by the Company in its simulation analysis. Generally, the Company is considered to be liability sensitive, meaning that earnings will tend to decrease as rates increase, and rise in a decreasing rate environment. However, changes in the relationship between rates can also have an impact on earnings, depending upon the direction and magnitude of the change.

     The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have affected the net interest rate margin if prevailing interest rates differed from actual rates during 2000 and 1999. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 2000 and the future impact of market risk on the Company's net interest rate margin may differ from that found in the table.


                                  Market Risk
                      (In thousands, except percentages)

                                 Year ended December 31, 2000             Year ended December 31, 1999
        Change in             ---------------------------------          -------------------------------
       Prevailing              Net Interest         Change from           Net Interest      Change from
     Interest Rates           Income Amount        Income Amount         Income Amount     Income Amount
     --------------           -------------        -------------         -------------     -------------
+200 basis points..........     $ 26,726               (14.93)%             $ 27,555            (13.27)%
+100 basis points..........       29,584                (5.83)                28,860             (9.17)
+0 basis points............       31,416                    -                 31,772                 -
-100 basis points..........       33,272                 5.91                 34,917              9.90
-200 basis points..........       35,230                12.14                 37,752             18.82

It is worth noting that the analysis above ignores any changes to the balance sheet resulting from normal operations.

Provision and Allowance for Loan Losses

General

     Management establishes allowances for the purpose of absorbing losses that are inherent within the loan portfolio and that are expected to occur based on management's review of historical losses, underwriting standards, changes in the composition of the loan portfolio, changes in the economy, and other factors. The allowance for loan losses is maintained at a level considered adequate to provide for losses as determined by management's continuing review and evaluation of the loans and its judgment as to the impact of economic conditions on the portfolio. Charges are made to the allowance for loan losses that are charged-off during the year while recoveries of these amounts are credited to the account. The Company follows a policy of charging off loans determined to be uncollectible by management.

     The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and automobile installment loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators.

     In general, during the later part of 2000, the Company's delinquency levels and nonperforming loans increased as the economy slowed. At December 31, 2000, the allowance for loan losses increased to $13.5 million from $11.1 million at year end 1999. The allowance for loan losses to total loans, net of unearned income, was 1.51 percent and 1.49 percent at December 31, 2000 and 1999, respectively. The allowance for loan losses to nonperforming loans was 127.4 percent at December 31, 1999 and 87.2 percent at December 31, 2000. Net loan charge-offs were $2.2 million, $1.6 million, and $3.2 million for 1998, 1999, and 2000, respectively. The provision for loan losses totaled $3.9 million, $3.6 million, and $5.6 million for 1998, 1999, and 2000, respectively. The increase in the provision for loan losses and the allowance for loan losses is attributabe to increases in both the level of loan charge-offs and amount of nonperforming loans.

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

                           Allowance for Loan Losses

                                                               As of and for the Year Ended December 31,
                                                 -----------------------------------------------------------------------
                                                     2000           1999          1998           1997           1996
                                                 ------------  -------------  -------------  ------------  -------------
                                                                 (In thousands, except percentages)
Loans, net of unearned income, outstanding
  as of December 31, .........................    $ 895,186      $ 748,277      $ 812,877      $ 727,854      $ 681,730
                                                  =========      =========      =========      =========      =========

Average loans, net of unearned income.........    $ 894,681      $ 898,379      $ 766,780      $ 713,935      $ 654,607
                                                  =========      =========      =========      =========      =========

Balance of allowance for loan losses
  at beginning of period......................    $  11,114      $   9,107      $   7,333      $   5,904      $   4,562

Loans charged off:
  Residential mortgage........................         (897)        (1,206)          (186)           (41)          (131)
  Installment.................................       (3,875)        (1,980)        (3,019)        (2,159)        (1,479)
  Commercial real estate......................           (4)             -              -              -              -
                                                  ---------      ---------      ---------      ---------      ---------
      Total charge-offs.......................       (4,776)        (3,186)        (3,205)        (2,200)        (1,610)
                                                  ---------      ---------      ---------      ---------      ---------

Recoveries of loans previously charged off:
  Residential mortgage........................          143            140             43             15              8
  Installment ................................        1,467          1,415            992            660            400
  Commercial real estate......................            -              -              -              -             52
                                                  ---------      ---------      ---------      ---------      ---------
      Total recoveries........................        1,610          1,555          1,035            675            460
                                                  ---------      ---------      ---------      ---------      ---------

Net recoveries/(charge-offs)..................       (3,166)        (1,631)        (2,170)        (1,525)        (1,150)
Provision charged to expense..................        5,565          3,638          3,944          2,954          2,492
                                                  ---------      ---------      ---------      ---------      ---------

Balance of allowance for loan losses
  as of December 31,..........................     $ 13,513      $  11,114       $  9,107       $  7,333       $  5,904
                                                  =========      =========      =========      =========      =========
Allowance for loan losses to loans, net of
  unearned income.............................         1.51%          1.49%          1.12%          1.01%          0.87%

Allowance for loan losses to
  nonperforming  loans........................        87.18%        127.41%         94.48%         90.23%         71.51%
Net charge-offs to average loans, net of
unearned income...............................         0.35%          0.18%          0.28%          0.21%          0.18%

     The following table sets forth the components of the allowance for loan losses related to the primary segments of the Company's loan portfolio. All loan amounts are net of unearned income.


                  Allocation of the Allowance for Loan Losses

                                                                        As of December 31,
                               ----------------------------------------------------------------------------------------------------
                                       2000               1999                 1998              1997               1996
                               ------------------  ------------------  ------------------  ------------------  --------------------
                                            % of                % of                % of                % of                % of
                                          Loans to            Loans to            Loans to            Loans to            Loans to
                               Allowance    Total  Allowance    Total  Allowance    Total  Allowance    Total  Allowance    Total
                               Allocation   Loans  Allocation   Loans  Allocation   Loans  Allocation   Loans  Allocation   Loans
                               ----------   -----  ----------   -----  ----------   -----  ----------   -----  ----------   -----
                                                            (In thousands, except percentages)
Residential mortgage...........  $ 5,107    41.10%  $ 3,245     41.81%   $2,326     56.03%   $2,373     52.66%   $1,385    61.08%
Automobile and other
  installment..................    4,000    21.28     4,509     19.43     3,472      6.49     1,651     13.29     1,310    10.38
Residential construction and
  land.........................    1,665    18.81       550     18.33       499     17.81       499     12.09       499     6.96
Commercial real estate.........    2,741    17.61     2,810     19.57     2,810     19.11     2,810     21.76     2,710    21.52
Commercial.....................        -     1.20         -      0.86         -      0.56         -      0.20         -     0.06
                                  -------  ------   -------    ------    ------    ------    ------    ------    ------   ------
Total..........................   $13,513  100.00%  $11,114    100.00%   $9,107    100.00%   $7,333    100.00%   $5,904   100.00%
                                  =======  ======   =======    ======    ======    ======    ======    ======    ======   ======

Nonperforming Assets

     The following table sets forth the Company's nonperforming assets for the periods indicated.

                             Nonperforming Assets

                                                                          As of December 31,
                                                  ------------------------------------------------------------------
                                                    2000           1999        1998            1997           1996
                                                  --------       -------      -------         -------        ------
                                                                 (In thousands, except percentages)
Nonaccrual loans(1).......................         $13,621       $ 5,813      $ 7,629         $6,065         $6,168

Restructured loans........................           1,879         2,910        2,010          2,062          2,088
                                                   -------       -------      -------         ------         ------
Total nonperforming loans.................          15,500         8,723        9,639          8,127          8,256

Foreclosed properties.....................           3,124         3,288        1,129          1,159          1,585
                                                   -------       -------      -------         ------         ------
Total nonperforming assets................         $18,624       $12,011      $10,768         $9,286         $9,841
                                                   =======       =======      =======         ======         ======
Nonperforming assets
  to period end loans, net of unearned
  income, and foreclosed properties.......            2.07%         1.60%        1.32%          1.27%          1.44%

----------------

(1) Includes all loans contractually past due 90 days or more as to principal or interest.

     Management closely monitors loans and other assets which are classified as nonperforming assets. Nonperforming assets include nonaccrual loans, restructured loans, and foreclosed properties. Management utilizes tracking and monitoring systems to identify potential problem assets within all lending portfolios. It is the Company's policy to place on nonaccrual status any loan that is contractually 90 days or more past due with respect to principal or interest. When a loan is placed in nonaccrual status, all accrued but unpaid interest is reversed and deducted from interest income. No additional interest is accrued on the loan balance until collection of both principal and interest is reasonably certain.

     The amount of interest income earned in 2000 on the $13.6 million of nonaccruing loans outstanding at year-end was approximately $.5 million. If these loans had been current in accordance with their original terms, approximately $1.3 million would have been earned on these loans in 2000.

     Total nonperforming assets as a percentage of loans, net of unearned income, and foreclosed properties has increased from 1.60 percent at December 31, 1999 to 2.07 percent at December 31, 2000. This increase is due to an increase in delinquencies in the Company's residential mortgage and automobile and other installment loan portfolios partially attributable to economic slowing in the fourth quarter.

     The following tables set forth nonperforming loans by portfolio for the periods presented.


                              Nonperforming Loans

                                                                              As of December 31,
                                                    -------------------------------------------------------------------
                                                               2000                                    1999
                                                    -------------------------------       -----------------------------
                                                                          % of                               % of
                                                                        Average                             Average
                                                                       Loans per                           Loans per
                                                     Balance            Category            Balance         Category
                                                    ---------         ------------         ---------       ----------
                                                                     (In thousands, except percentages)
Residential mortgage..........................       $12,658              2.10%             $5,377              1.17%

Automobile and other installment..............           963              0.86                 436              0.27

Commercial real estate........................         1,879              1.02               2,910              2.21
                                                     -------              ----              ------              ----
Total nonperforming loans(1)..................       $15,500              1.73              $8,723              0.97
                                                     =======                                ======

(1) There were no nonperforming loans in the residential construction and land portfolio or the commercial portfolios for periods presented above.

     Total nonperforming loans increased from $8.7 million at December 31, 1999 to $15.5 million at December 31, 2000. The increase resulted from growth in delinquencies in the residential and automobile and other installment loan portfolios. The decline in nonperforming commercial loans resulted from repayment.

     The following table sets forth, for the periods indicated, loan originations by significant category.

                               Loan Originations

                                                            For the Year Ended December 31,
                                                  ---------------------------------------------------
                                                     2000                1999                 1998
                                                  ----------          ----------           ----------
                                                                    (In thousands)
Residential
   Conforming............................         $  542,550          $  709,418           $  985,630
   Nonconforming.........................            169,259             248,375              246,581
Automobile and other installment:
   Prime.................................             76,188             134,687              111,349
   Non-prime.............................             18,468              10,131               12,241
Manufactured housing
   Mortgage..............................              2,702              17,173                1,556
   Non-mortgage..........................             25,787              82,963               12,420
Residential construction and land........            261,329             233,629              230,453
Commercial real estate (1)...............            119,192              59,064              135,431
Commercial...............................              1,901               8,532                4,600
                                                  ----------          ----------           ----------
                                                  $1,217,376          $1,503,972           $1,740,261
                                                  ==========          ==========           ==========

(1) Consists primarily of commercial real estate loans generated by Collateral, for which Collateral earns an origination fee. The loans are funded by New South and closed in New South's name.


Noninterest Income and Expense

Noninterest Income

     Noninterest income consists primarily of fees from mortgage banking activities, including origination fees, loan administration fees, gains or losses on sales of loans, and gains or losses on investment securities available for sale. Total noninterest income increased $1.5 million, or 4.1 percent, from $38.0 million in 1999 to $39.5 million in 2000. The following table sets forth, for the periods indicated, the principal components of noninterest income.

                              Noninterest Income

                                                                    For The Year Ended
                                                                       December 31,
                                                     ----------------------------------------------
                                                       2000               1999               1998
                                                     -------            -------             -------
                                                                     (In thousands)
Loan administration income........................   $11,409             $10,348            $ 5,143
Origination fees..................................     8,190               9,758             11,376
Gain/(loss) on sale of investment
  securities available for sale...................      (639)                381               (942)
Gain on sale of loans and mortgage
  servicing rights................................    14,599              12,058             12,435
Other income......................................     5,981               5,424              5,558
                                                     -------             -------            -------
      Total noninterest income....................   $39,540             $37,969            $33,570
                                                     =======             =======            =======

     Loan administration fees increased $1.1 million, from $10.3 million during 1999 to $11.4 million during 2000 due to an increase in the average amount of loans serviced for others. In 1999, loan administration fees increased $5.2 million, or 101.2 percent, from $5.1 million in 1998. The primary component of loan administration income is servicing fee income received from various outside investors.

Loans serviced for others are set forth in the following table:

                           Loans Serviced for Others

                                                                     As of December 31,
                                                         -------------------------------------------
                                                             2000           1999            1998
                                                         -----------    ------------    ------------
                                                                       (In thousands)
Governmental National Mortgage Association..........     $   302,618    $   328,564     $   336,427
Freddie Mac.........................................         692,141        709,402         696,194
Fannie Mae..........................................         130,711        138,637         122,401
Other investors.....................................         882,294        937,747         495,458
                                                         -----------    -----------     -----------
      Total loans serviced for others...............     $ 2,007,764    $ 2,114,350     $ 1,650,480
                                                         ===========    ===========     ===========

     Origination fees decreased $1.6 million, from $9.8 million for 1999 to $8.2 million for 2000, compared to the $1.6 million decrease between 1998 to 1999. The decreases resulted from fewer residential conforming mortgage loan originations.

     An increase of $2.5 million was experienced in the gain on sales of loans and mortgage servicing rights between 1999 and 2000, as compared to a $.3 million decrease in this same category between 1998 and 1999. The primary reason for the noted fluctuations were losses recorded in 1999 on the Company's two public securitization transactions.

Noninterest Expense

     Noninterest expense consists primarily of salaries and benefits, occupancy and equipment costs, servicing fee expense, and other noninterest expenses. Total noninterest expense decreased $7.5 million, or 12.0 percent, from $62.1 million in 1999 to $54.6 million in 2000. Total noninterest expense increased $13.3 million, or 27.4 percent, from $48.8 million in 1998 to $62.1 million in 1999. The following table sets forth, for the periods indicated, the principal components of noninterest expense:

                                    Noninterest Expense

                                                                                     For the Year Ended
                                                                                         December 31,
                                                                   -----------------------------------------------------
                                                                     2000                    1999                 1998
                                                                   -------                 --------              -------
                                                                                        (In thousands)
     Salaries and benefits..................................         $31,005                $34,347               $26,286
     Net occupancy and equipment expense....................           5,962                  6,193                 4,024
     Loan servicing fees paid to  affiliates................             366                    354                 4,480
     Supplies and printing..................................           1,099                  1,247                   916
     Legal and professional.................................           1,772                  2,274                 1,484
     Telephone..............................................           1,291                  1,431                 1,129
     Advertising............................................             599                  1,429                   792
     Computer service.......................................           1,542                  1,722                   849
     Branch purchase fee....................................             184                    906                 2,305
     Other expense..........................................          10,812                 12,203                 6,488
                                                                     -------                -------               -------
         Total noninterest expense                                   $54,632                $62,106               $48,753
                                                                     =======                =======               =======

     During 2000, salaries and benefits totaled $31.0 million, a decrease of $3.3 million, or 9.7 percent from $34.3 million during 1999. The decrease resulted from a $2.1 million decrease in salaries and benefits resulting from the Divestiture, and from the decline in mortgage origination volume during 2000. The increase in salaries and benefits of $8.0 million, or 30.7 percent, from $26.3 million in 1998 to $34.3 million in 1999 is primarily attributable to the addition of approximately 130 employees attributable to the Acquisition and the Servicing Transfer.

     Net occupancy and equipment expense was $6.2 million in 1999 and $6.0 million in 2000, a decrease of $.2 million, or 3.7 percent. Net occupancy and equipment expense was $4.0 million in 1998 and $6.2 million in 1999, an increase of $2.2 million, or 53.9 percent. Approximately $1.1 million of the increase during 1999 resulted from the Acquisition and approximately $.5 million is associated with the Servicing Transfer.

     Servicing fees are paid to Collateral for the commercial loans it services for New South. All other loan servicing for New South's portfolio was moved to New South as part of the Servicing Transfer. Loan servicing fees paid to others totaled $4.5 million in 1998, $.4 million in both 1999 and 2000. The decrease of $4.1 million, or 92.1 percent, during 1999 resulted from the Servicing Transfer.

     Legal and professional expenses totaled $2.3 million in 1999 and $1.8 million in 2000, a decrease of $.5 million, or 22.1 percent. The 2000 decline resulted from the Divestiture and a decrease in the number of loan securitizations. Legal and professional expenses totaled $1.5 million in 1998 and $2.3 million in 1999, an increase of $.8 million, or 53.2 percent, most of which is attributable to the Acquisition and to the loan securitizations.

     Advertising decreased $.8 million, or 58.1 percent, from $1.4 million in 1999 to $.6 million in 2000 due to a changed marketing strategy, including the discontinued use of an outside agency. Advertising increased $.6 million, or
80.4 percent, from $.8 million in 1998 to $1.4 million in 1999 due in part to a change in marketing emphasis utilizing an independent advertising agency to lead its deposit gathering efforts on a nationwide basis.

     The decrease in computer services resulted primarily from the savings resulting from the Divestiture and decreased $.2 million, or 10.3 percent, from $1.7 million in 1999 to $1.5 million in 2000. The 1999 increase in computer services resulted primarily from the Servicing Transfer and increased $.9 million, or 102.8 percent, from $.8 million in 1998 to $1.7 million in 1999. A smaller portion of the 1999 increase was the result of efforts relating to the Company's Year 2000 readiness effort.

     Branch purchase fees were paid to Collateral resulting from the transfer of 39 loan origination offices to New South in 1997. The payment of branch purchase fees ended in June 2000 and totaled only $.2 million. Branch purchase fees were $2.3 million in 1998 and $.9 million in 1999, a decline of $1.4 million, or 60.7 percent, a result of lower residential origination volume coupled with a reduction in the rate specified in the agreement with Collateral.

     Other noninterest expense decreased from $12.2 million in 1999 to $10.8 million in 2000, a decrease of $1.4 million, or 11.4 percent. The decrease during 2000 resulted from savings resulting from the Divestiture. Other noninterest expense increased from $6.5 million in 1998 to $12.2 million in 1999, an increase of $5.7 million, or 96.9 percent. The increase in other resulted from the Acquisition and the Servicing Transfer.

Earning Assets

Loans

     Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, increased $146.9 million, or 19.6 percent, from $748.3 million at December 31, 1999 to $895.2 million at December 31, 2000, reflecting the absence of loan securitization activity for nonconforming residential mortgages in 2000.

     The following table sets forth the composition of the loan portfolio by category at the dates indicated:

                               Loans By Category

                                                                         As of December 31,
                                                  -----------------------------------------------------------------
                                                    2000           1999          1998          1997          1996
                                                  --------       --------      --------      --------      --------
                                                                           (In thousands)
Residential mortgage
     Conforming................................   $200,651       $268,377      $127,765      $252,568      $214,865
     Nonconforming.............................    181,410         45,513       328,721       132,700       203,405
                                                  --------       --------      --------      --------      --------
           Total residential mortgage loans....    382,061        313,890       456,486       385,268       418,270
Automobile and other Installment
     Prime.....................................    163,588        140,268        52,232        84,769        61,323
     Non-prime.................................     18,036         10,010         1,436        12,147         9,668
                                                  --------       --------      --------      --------      --------
           Total installment loans.............    181,624        150,278        53,668        96,916        70,991

Residential construction and land..............    168,390        136,831       144,771        87,889        47,423
Commercial real estate.........................    157,977        146,072       155,765       158,377       146,700
Commercial.....................................     10,689          6,417         4,579         1,467           403
                                                  --------       --------      --------      --------      --------
           Total loans.........................    900,741        753,488       815,269       729,917       683,787
Less unearned income...........................      5,555          5,211         2,392         2,063         2,057
                                                  --------       --------      --------      --------      --------
            Loans net of unearned income.......   $895,186       $748,277      $812,877      $727,854      $681,730
                                                  ========       ========      ========      ========      ========

     The principal component of the Company's loan portfolio is residential mortgage loans. Residential mortgage loans comprised 42.7 percent and 41.9 percent of the total loan portfolio, net of unearned income, at December 31, 2000 and 1999, respectively. Residential mortgage loans consist of conforming loans, which are originated primarily through the Company's loan production offices, and nonconforming loans, which are originated primarily through correspondent relationships or through the Company's retail branch network. Generally, conforming residential mortgage loans adhere to Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Housing Administration or Veterans Administration underwriting requirements. Nonconforming residential mortgage loans typically do not exceed the standard agency maximum loan size guidelines, but the borrower may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment histories. See "Business--Residential Mortgage Lending."

     Automobile and other installment loans consists primarily of automobile and manufactured housing loans, for the purchase of the home only. Most of the automobile installment loans are originated on an indirect basis through a network of approximately 565 automobile dealers located in Alabama, Georgia, Florida, Tennessee, Mississippi, and Texas. Dealers are selected based on their financial strength and references. The majority of New South's automobile installment loans are considered to be prime loans by industry standards. New South does offer a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain accounts or other factors. The Company initiated a manufactured housing loan program in August 1998 which provides for direct and indirect origination of loans. See "Business--Automobile Installment Lending."

     As a percentage of loans, net of unearned income, total automobile and other installment loans were 20.0 percent at December 31, 1999 and 20.2 percent at December 31, 2000. The 1999 increase in the portfolio follows a 1998 decrease resulting from a $125.0 million securitization of automobile installment loans.

     The Company originates and purchases some residential mortgage and automobile installment loans that are available to be sold should liquidity needs, loan portfolio mix, or other asset/liability management needs arise. Loans may be securitized or sold directly into the secondary market. The composition of the Company's loan portfolio may be significantly changed by the timing and amount of these sales.

     The Company also makes residential construction and land development loans. As a percentage of loans, net of unearned income, these loans were 18.3 percent at December 31, 1999 compared to 18.8 percent at December 31, 2000. All loans in this category mature in one year or less and have a variable interest rate. See "Business--Other Lending."

     The Company maintains a minimal amount of commercial loans to certain independent automobile dealers to finance such dealers' used automobile inventories. Referred to as Floor Plan Loans, all are revolving in maturity and have a variable interest rate. See "Business--Other Lending."

     The amounts of total gross loans, excluding residential mortgage and automobile installment, outstanding at December 31, 1999 and December 31, 2000, based on remaining scheduled repayments of principal due in one year or less, more than one year but less than five years, and more than five years are shown in the following tables. Amounts are classified according to sensitivity to changes in interest rates.

      Maturity and Interest Rate Sensitivity of Selected Loan Categories

                                                                    As of December 31, 2000
                                     --------------------------------------------------------------------------------------------
                                                                    Due After One Year But
                                       Due in One Year or Less        Within Five Years        Due After Five Years
                                     ---------------------------  -------------------------  -------------------------
                                     Fixed    Variable    Sub-      Fixed   Variable  Sub-    Fixed  Variable    Sub-
                                     Rate       Rate      Total     Rate      Rate    Total   Rate     Rate      Total     Total
                                     -----    --------  --------  --------  -------  ------  -------  -------   ------    -------
                                                                           (In thousands)
Residential construction and land..  $    -   $168,390  $168,390  $     -  $    -   $    -   $    -   $    -  $     -   $168,390
Commercial real estate.............   3,877     10,075    13,952   30,452   57,253   87,705   50,747    5,573  56,320    157,977
Commercial.........................       -     10,689    10,689        -        -        -        -        -       -     10,689
                                     ------   --------  --------  -------  ------   ------   ------   ------  -------   --------
                                     $3,877   $189,154  $193,031  $30,452  $57,253  $87,705  $50,747  $5,573  $56,320   $337,056
                                     ======   ========  ========  =======  =======  =======  =======  ======  =======   ========

                                                                    As of December 31, 2000
                                     --------------------------------------------------------------------------------------------
                                                                    Due After One Year But
                                       Due in One Year or Less        Within Five Years        Due After Five Years
                                     ---------------------------  -------------------------  -------------------------
                                     Fixed    Variable    Sub-      Fixed   Variable  Sub-    Fixed  Variable    Sub-
                                     Rate       Rate      Total     Rate      Rate    Total   Rate     Rate      Total     Total
                                     -----    --------  --------  --------  -------  ------  -------  -------   ------    -------
                                                                           (In thousands)
Residential construction and land..  $    -   $136,831  $136,831   $     -  $     -  $     -  $     -  $    -   $     -  $136,831
Commercial real estate.............   2,545     67,652    70,197    24,798    3,196   27,994   47,881       -    47,881   146,072
Commercial.........................       -      6,417     6,417         -        -        -        -       -         -     6,417
                                     ------   --------  --------   -------  -------  -------  -------  ------   -------  --------
                                     $2,545   $210,900  $213,445   $24,798  $ 3,196  $27,994  $47,881  $    -   $47,881  $289,320
                                     ======   ========  ========   =======  =======  =======  =======  ======   =======  ========

Investment Securities

     Investment securities are a significant component of the Company's total earning assets. Total investment securities averaged $183.7 million for 2000, compared to $129.6 million in 1999. At December 31, 2000, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements.

     The following table sets forth the book value of the securities held by the Company for the dates indicated.

                         Securities Available For Sale

                                                            As of December 31,
                                                         ------------------------
                                                           2000             1999
                                                         --------        --------
                                                              (In thousands)
Mortgage-backed securities ("MBS")..................     $109,705        $ 87,864
U. S. Treasury and federal agency securities........       47,808          37,529
Other securities....................................       10,663          10,310
                                                         --------        --------

  Total securities available for sale...............     $168,176        $135,703
                                                         ========        ========

     The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2000.

                                                                                  Available For Sale Securities
                                                                  Relative Contractual Maturities and Weighted Average Yields

                                                            Due After One      Due After Five
                                          Due Within         But Within          But Within             Due After
                                           One Year          Five Years          Ten Years              Ten Years
                                      -----------------   ----------------    ------------------    ----------------    Total
                                      Amount     Yield    Amount     Yield    Amount       Yield    Amount     Yield    Amount(2)
                                      ------     ------   ------     -----    ------       -----    ------     -----    ------
(In thousands, except percentages)
Mortgage-backed securities(1).......  $    -      -  %    $    26     6.72%    $   12       6.21%   $109,667   6.68%    $109,705
U. S. Treasury and federal agency...   6,968     5.90      34,843     5.91      5,997       6.33           -      -       47,808
                                      ------              -------              ------               --------            --------
   Total............................  $6,968     5.90%    $34,869     5.91%    $6,009       6.33%   $109,667   6.68%    $157,513
                                      ======              =======              ======               ========            ========
Percentage of total portfolio.......     4.42%      -       22.14%       -       3.81%         -       69.63%     -

(1)  Maturity of MBS was determined based on contractual maturity.
(2) FHLB Stock of $7.7 million and interest only strip of $3.0 million are not included.

     At December 31, 1999 and 2000, 66.3 percent and 66.4 percent, respectively of the securities portfolio consisted of mortgage-backed securities. Generally, these securities consist of pooled, homogeneous residential mortgage loans originated or purchased by New South and securitized with Governmental National Mortgage Association ("GNMA"), FNMA, or FHLMC guarantees. These securities are subject to the risk of prepayment on the underlying mortgages. At December 31, 1999 and 2000, 28.3 percent and 28.9 percent, respectively of the securities portfolio consisted of United States Treasury and federal agency securities, which are backed by the full faith and credit of the United States government or its agencies.

Deposits and Other Interest-Bearing Liabilities

     Average interest-bearing liabilities increased $61.9 million, or 6.5 percent, to $1.02 billion in 2000 from $955.3 million in 1999. The primary reason for the increase is attributable to growth in average interest-bearing deposits, which increased $38.7 million, or 5.4 percent, to $755.2 million in 2000 from $716.6 million in 1999. To a lesser extent, other borrowed funds, primarily securities sold under agreements to repurchase, increased by $21.6 million, or 47.5 percent from $45.4 million in 1999 to $67.0 million in 2000.

Deposits

     Deposits are a significant source of funding for the Company. The Company's loan-to-deposit ratio was 98.0 percent at December 31, 2000 and 100.4 percent at December 31, 1999. The Company has been able to attract deposits throughout the United States by consistently paying nationally competitive rates.

     The following table sets forth the average deposits of the Company by category for the dates indicated.

                               Average Deposits

                                              As of December 31,
                                       ----------------------------------
                                         2000        1999          1998
                                       --------    --------      --------
                                                (In thousands)
Time...............................    $677,502    $629,829      $593,775
Savings............................      73,858      83,035        61,657
Non-interest bearing...............      57,385      76,507        91,125
Interest-bearing demand............       3,845       3,689         3,020
                                       --------    --------      --------
       Total average deposits......    $812,590    $793,060      $749,577
                                       ========    ========      ========

     The increase in average deposits is primarily due to the increase in average time deposits, which increased $47.7 million, or 7.6 percent, from $629.8 million in 1999 to $677.5 million in 2000. At December 31, 2000, brokered deposits totaled $290.9 million, or 31.8 percent of total deposits, compared with $217.5 million at December 31, 1999, or 29.2 percent of total deposits. The Company has relied upon brokered deposits as a significant funding source during 1999 and 2000 and is expected to maintain reliance on such funding in the future.

     Savings accounts, including money market accounts, averaged $83.0 million in 1999 and $73.9 million in 2000, a decrease of $9.1 million, or 11.1 percent.

     There was a decrease in average noninterest-bearing demand deposits of $19.1 million, or 25.0 percent, from $76.5 million at December 31, 1999 to $57.4 million at December 31, 2000. This decrease is due primarily from a decline in the number and dollar volume of residential mortgage loan originations and their effect on outstanding official checks used to fund such loans.

     The maturity distribution of the Company's time deposits over $100,000 as of December 31, 2000 is set forth in the following table.

                Certificates of Deposits Greater Than $100,000
                               Maturity Schedule
                                (In thousands)

Three months or less..............................        $202,308
Over three months through six months..............          42,427
Over six months through twelve months.............          24,123
Over twelve months................................          71,717
                                                          --------
                                                          $340,575
                                                          ========

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

                             Short-Term Borrowings

                                                                                                      Weighted Average    Average
                                                                 Average        Maximum      Ending   Interest Rate at      Rate
                                                                 Balance      Outstanding    Balance      Year-End          Paid
                                                                ---------     -----------    -------- ----------------    -------
                                                                             (In thousands, except percentages)
As of and for the year ending December 31, 2000
   Federal funds purchased and securities sold under
     agreement to repurchase................................    $ 60,132       $ 83,808    $ 53,213       6.66%             6.80%
   FHLB advances............................................     160,397        193,416     133,415       6.80%             6.37%
As of and for the year ending December 31, 1999
   Federal funds purchased and securities sold under
     agreement to repurchase................................    $ 42,132       $ 73,054    $ 50,923       6.09%             5.29%
   FHLB advances............................................     158,782        218,418     128,417       5.87%             5.33%
As of and for the year ending December 31, 1998
   Federal funds purchased and securities sold under
     agreement to repurchase................................    $ 47,827       $ 85,573    $ 68,800       5.52%             4.85%
   FHLB advances.............................................    151,476        231,418     198,418       5.38%             5.84%

     Average FHLB advances for 2000 were $160.4 million compared to $158.8 million for 1999, an increase of $1.6 million. The Company intends to continue to use these advances as a significant funding source. Total advances were $133.4 million at December 31,2000.

Capital

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0 percent to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of New South consists of common shareholder's equity, excluding the unrealized gain or loss on securities available for sale, plus minority interest in consolidated subsidiaries. New South's Tier 2 capital consists of the general reserve for possible loan losses subject to certain limitations. Certain capital ratios require deductions from tier 1 capital for certain high loan-to-value ratio loans and low level recourse assets. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios for the indicated periods:

                              Analysis of Capital

                                                                  As of December 31,
                                                         -------------------------------------
                                                             2000                   1999
                                                         -------------------------------------
                                                        (In thousands, except for percentages)

Shareholder's equity...................................   $ 98,345                  $ 84,518
Minority interest in consolidated
 subsidiaries...........................................       206                        96
Unrealized (gains) losses on investment securities
  available for sale....................................      (215)                    3,923
                                                          --------                  --------
    Tier 1 capital......................................    98,336                    88,537
  Allowance for loan losses.............................     9,282                     9,321
                                                          --------                  --------
    Tier 2 capital......................................     9,282                     9,321

Certain high loan-to-value ratio level..................       150                        36
Low level recourse deduction............................     8,259                     7,569
                                                          --------                  --------
    Total deductions....................................     8,409                     7,605
                                                          --------                  --------
    Total risk-based capital............................  $ 99,209                  $ 90,253
                                                          ========                  ========
Risk-weighted assets (including off-balance
     sheet exposure)...................................   $898,939                  $745,723

Tier 1 leverage ratio..................................      8.05%                      8.64%
Total risk-based capital ratio.........................     11.04                      12.10
Tier 1 risk-based capital ratio(1).....................     10.02                      10.86
------------

(1) Tier 1 capital utilized in the tier 1 capital ratio is reduced by the low level recourse deduction.

     New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South's current capital ratios place New South in the regulatory defined well-capitalized category.

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

     The Company depends on deposits, including brokered certificates of deposit, FHLB advances, and reverse repurchase agreements as primary sources of liquidity. Brokered deposits approximated 31.8 percent of total deposits as of December 31, 2000. These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $290.9 million of deposits at December 31, 2000, or are unsolicited and are brought to New South by the Company's competitive rates.
The solicited brokered deposits are utilized as alternative funding sources that are often cheaper than retail deposits or other funding sources. However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain a current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available. As of December 31, 2000, alternative funding sources included $45.0 million of available lines to purchase federal funds, $1.1 million of unused revolving credit facilities, $8.6 million unused warehousing lines of credit from other financial institutions related to the New South Joint Ventures, and $149 million in unused FHLB borrowing capacity. The Company also had $22.5 million of unpledged investment securities available for sale to serve as security for additional borrowings. Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source and to insure that adequate reserve sources are available, if needed.

     New South anticipates completing the securitization of approximately $225 million in primarily residential nonconforming loans in March 2001. Upon settlement, currently acticipated to be March 29, 2001, New South will utilize the sale proceeds to reduce its borrowings with the FHLB and other short-term borrowings.

Accounting Rule Changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS 133. SFAS 133, as amended, replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company adopted SFAS 133 effective January 1, 2001 and recognized a cumulative-effect transition adjustment of approximately $1.1 million to decrease net income for the effect of the change in the accounting principle. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce accumulated other comprehensive income ("OCI") by $3.1 million on a pre-tax basis. The transition adjustment to OCI represents net unrealized losses on derivative instruments that qualify as cash flow hedges of certain mortgage-backed securities, adjustable rate mortgage loans, loans available for sale, automobile installment loans, and certain certificates of deposit. Cumulative gains in future cash flows associated with the related mortgage-backed securities, adjustable rate mortgage loans, loans available for sale, automobile installment loans, and certificates of deposit are expected to offset the aforementioned net unrealized losses included in OCI. Pursuant to SFAS 133, the amount recorded in OCI will be reclassified into earnings when the hedged forecasted transaction affects earnings.

     As required under SFAS 133, hedge ineffectiveness of cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. As a result, earnings volatility can be expected which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral along with requiring certain disclosures. This statement is effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000, which were immaterial to the Company's financial statement presentation. Management does not expect the other requirements of this standard to have a significant impact on the financial statements.

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

                           New South Bancshares, Inc.
                       Consolidated Financial Statements
                           December 31, 2000 and 1999

                           New South Bancshares, Inc.
                       Consolidated Financial Statements
                           December 31, 2000 and 1999

Contents



Report of Independent Public Accountants............  40

Audited Financial Statements

   Consolidated Balance Sheets......................  41
   Consolidated Income Statements...................  42
   Consolidated Statements of Shareholders' Equity..  43
   Consolidated Statements of Cash Flows............  44
   Notes to Consolidated Financial Statements.......  45


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To New South Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of NEW SOUTH BANCSHARES, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New South Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARHTUR ANDERSEN LLP

Birmingham, Alabama
February 28, 2001

                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                    -----------------------------------------
                                                                                          2000                       1999
                                                                                    -----------------------------------------
                                                                                                    (In thousands)
ASSETS
Cash and due from banks                                                             $   14,286                    $    6,943
Interest-bearing deposits in other banks                                                11,033                        11,732
Investment securities available for sale                                               168,176                       135,703
Residual interest in loan securitizations                                                8,259                         7,569
Loans available for sale                                                                74,449                        66,258

Loans, net of unearned income                                                          895,186                       748,277
Allowance for loan losses                                                              (13,513)                      (11,114)
                                                                                    ----------                    ----------
       Net Loans                                                                       881,673                       737,163
Premises and equipment, net                                                              9,049                        10,249
Mortgage servicing rights, net                                                          16,176                        16,101
Other assets                                                                            39,676                        29,389
                                                                                    ----------                    ----------
           Total Assets                                                             $1,222,777                    $1,021,107
                                                                                    ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                           $   63,037                    $   47,678
      Interest-bearing                                                                 853,189                       697,407
                                                                                    ----------                    ----------
         Total Deposits                                                                916,226                       745,085
Federal funds purchased and securities sold under
     agreements to repurchase                                                           53,213                        50,923
Federal Home Loan Bank advances                                                        133,415                       128,417
Notes payable                                                                           11,599                         6,115
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                            34,500                        34,500
Accrued expenses, deferred revenue, and other liabilities                               13,816                         8,759
                                                                                    ----------                    ----------
           Total Liabilities                                                         1,162,769                       973,799

Commitments and contingencies (see Note 21)

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued
     and outstanding: 1,255,537.1 at December 31, 2000 and 1999)                         1,256                         1,256
Surplus                                                                                 29,475                        29,475
Retained earnings                                                                       29,062                        20,500
Accumulated other comprehensive income (loss)                                              215                        (3,923)
                                                                                    ----------                    ----------
           Total Shareholders' Equity                                                   60,008                        47,308
                                                                                    ----------                    ----------

           Total Liabilities and Shareholders' Equity                               $1,222,777                    $1,021,107
                                                                                    ==========                    ==========




        See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS

                                                                                    Years ended December 31,
                                                                         --------------------------------------------
                                                                           2000               1999             1998
                                                                         --------           --------         --------
                                                                              (In thousands, except per share data)
Interest Income:
    Interest on securities available for sale                            $13,372            $ 7,704           $11,927
    Interest on loans                                                     84,113             76,829            70,844
    Interest on other short-term investments                                 519                823               480
                                                                         -------            -------           -------
       Total Interest Income                                              98,004             85,356            83,251

Interest Expense:
    Interest on deposits                                                  47,856             39,833            38,724
    Interest on federal funds purchased and securities sold
       under agreements to repurchase                                      4,090              2,232             2,785
    Interest on Federal Home Loan Bank advances                           10,914              8,461             8,851
    Interest on notes payable                                                796                126               366
    Interest expense on guaranteed preferred beneficial interests in
       the Company's subordinated debentures                               2,932              2,932             1,573
                                                                         -------            -------           -------
       Total Interest Expense                                             66,588             53,584            52,299

Net Interest Income                                                       31,416             31,772            30,952
    Provision for Loan Losses                                              5,565              3,638             3,944
                                                                         -------            -------           -------

Net Interest Income After Provision for Loan Losses                       25,851             28,134            27,008

Noninterest Income:
    Loan administration income                                            11,409             10,348             5,143
    Origination fees                                                       8,190              9,758            11,376
    Gain/(Loss) on sale of investment securities available for sale         (639)               381              (942)
    Gain on sale of loans and mortgage servicing rights                   14,599             12,058            12,435
    Other income                                                           5,981              5,424             5,558
                                                                         -------            -------           -------
         Total Noninterest Income                                         39,540             37,969            33,570

Noninterest Expense:
    Salaries and benefits                                                 31,005             34,347            26,286
    Net occupancy and equipment expense                                    5,962              6,193             4,024
    Other expense                                                         17,665             21,566            18,443
                                                                         -------            -------           -------
         Total Noninterest Expense                                        54,632             62,106            48,753
                                                                         -------            -------           -------

Income Before Income Taxes                                                10,759              3,997            11,825
    Provision for Income Taxes                                               644              1,406             5,088
                                                                         -------            -------           -------
           Net Income                                                    $10,115            $ 2,591           $ 6,737
                                                                         =======            =======           =======

Weighted average shares outstanding                                        1,256              1,255             1,333
Earnings per share                                                       $  8.05            $  2.06           $  5.05



          See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated
                                                                                                 Other              Total
                                                Common                       Retained        Comprehensive      Shareholders'
                                                Stock         Surplus        Earnings        Income (Loss)         Equity
                                              ---------       --------      ---------       ---------------     ------------
                                                                          (In thousands)

Balance at January 1, 1998                       $1,377       $38,896        $11,172            $   869              $52,314

Comprehensive Income:
  Net income                                          -             -          6,737                  -                6,737
  Change in unrealized loss on securities
     available for sale, net of tax                   -             -              -               (818)                (818)
                                                                                                                     -------
            Total comprehensive income                                                                                 5,919

Stock repurchase and retirement                    (127)       (9,666)             -                  -               (9,793)
                                                 ------       -------        -------            -------              -------
Balance at December 31, 1998                      1,250        29,230         17,909                 51               48,440

Comprehensive Loss:
  Net income                                          -             -          2,591                  -                2,591
  Change in unrealized loss on securities
     available for sale, net of tax                   -             -              -             (3,974)              (3,974)
                                                                                                                     -------

            Total comprehensive loss                                                                                  (1,383)

Issuance of common stock                              6           245              -                  -                  251
                                                 ------       -------        -------            -------              -------
Balance at December 31, 1999                      1,256        29,475         20,500             (3,923)              47,308

Comprehensive Income:
  Net income                                          -             -         10,115                  -               10,115
  Change in unrealized gain on securities
     available for sale, net of tax                   -             -              -              4,138                4,138
                                                                                                                     -------

            Total comprehensive income                                                                                14,253

  Common dividends declared
     ($1.24 per share)                                -             -         (1,553)                 -               (1,553)
                                                 ------       -------        -------            -------              -------
Balance at December 31, 2000                     $1,256       $29,475        $29,062            $   215              $60,008
                                                 ======       =======        =======            =======              =======




          See accompanying notes to consolidated financial statements.

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------------
                                                                                2000                   1999                   1998
                                                                           --------------------------------------------------------
                                                                                                   (In thousands)
 Operating Activities:
 Net income                                                                 $  10,115              $   2,591            $     6,737
 Adjustments to reconcile net income to net cash
   used in operating activities:
    Provision for (benefit of) deferred taxes                                    (766)                 1,552                    890
    Accretion of discounts and fees                                            (2,275)                  (676)                  (423)
    Provision for loan losses                                                   5,565                  3,638                  3,944
    Depreciation and amortization                                               2,702                  2,456                  1,182
    Amortization of mortgage servicing rights                                   3,027                  2,387                    635
    (Gain) loss on sale of investment securities available for sale               639                   (381)                   942
    Purchase of loans available for sale                                            -                 (3,997)                (2,756)
    Origination of loans available for sale                                  (508,676)              (633,384)            (1,013,667)
    Proceeds from the sale of loans available for sale and
      servicing rights                                                        450,151                454,401                425,383
    Loss on sale of premises and equipment                                          -                     26                      -
    Gain on sale of loans available for sale and mortgage
       servicing rights                                                       (14,599)               (12,058)               (12,435)
    Increase in other assets                                                  (12,904)               (20,931)               (12,281)
    Increase (decrease) in accrued expenses, deferred
        revenue and other liabilities                                           4,583                 (8,257)                   862
                                                                            ---------              ---------            -----------

             Net Cash Used in Operating Activities                            (62,438)              (212,633)              (600,987)

 Investing Activities:
    Net (increase) decrease in interest-bearing
        deposits in other banks                                                   699                 45,305                (46,733)
    Proceeds from sales of investment securities available
        for sale                                                               85,407                214,951                674,201
    Proceeds from maturities and calls of investment securities
       available for sale                                                      13,472                 43,879                 88,120
    Purchases of investment securities available for sale                     (23,286)               (39,381)               (49,026)
    Net (increase) decrease in loan portfolio                                (188,546)                63,754               (197,886)
    Purchases of premises and equipment                                        (2,547)                (4,962)                (6,099)
    Proceeds from sale of premises and equipment                                1,045                     91                     25
    Net (investment in) proceeds from sale of real estate owned                   164                 (2,159)                  (269)
                                                                            ---------              ---------            -----------
           Net Cash Provided by (Used in) Investing Activities               (113,592)               321,478                462,333

 Financing Activities:
    Net increase (decrease) in noninterest-bearing deposits                    15,359                (26,195)                 2,976
    Net increase (decrease) in interest-bearing deposits                      155,782                 (4,168)                77,107
    Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase                           2,290                (17,877)                28,000
    Net increase (decease) in note payable                                      6,497                  6,115                (10,000)
    Proceeds from the assurance of guaranteed preferred
       beneficial interests in the Company's subordinated
       debentures in the Company's subordinated debentures                          -                      -                 34,500
    Net increase (decrease) of Federal Home Loan Bank Advances                  4,998                (70,001)                18,998
    Dividends paid                                                             (1,553)                     -                      -
    Proceeds from the issuance of common sock                                       -                    251                      -
    Repurchase and retirement of common stock                                       -                      -                 (9,793)
                                                                            ---------              ---------            -----------
           Net Cash Provided by (Used in) Financing Activities                183,373               (111,875)               141,788
                                                                            ---------              ---------            -----------
 Net increase (decrease) in cash and cash equivalents                           7,343                 (3,030)                 3,134
 Cash and cash equivalents at beginning of year                                 6,943                  9,973                  6,839
                                                                            ---------              ---------            -----------
 Cash and cash equivalents at end of year                                   $  14,286              $   6,943            $     9,973
                                                                            =========              =========            ===========

 Supplemental information:
    Interest paid                                                           $  63,998              $  54,152            $    54,458
    Income taxes paid (received)                                            $    (250)             $    (140)           $     5,649




          See accompanying notes to consolidated financial statements.

                           New South Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2000


1.  Summary of Significant Accounting Policies
    ------------------------------------------

   New South Bancshares, Inc. ("Bancshares" or the "Company") is a unitary thrift holding company formed in November of 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC ("NSMS"). NSMS was formed during the second quarter of 2000. NSMS performs certain loan related functions for the various mortgage lending units of the Bank. New South has two subsidiaries, Avondale Funding.com, inc. ("Avondale") and New South Agency, Inc. and significant interest in four joint ventures (the "New South Joint Ventures"). The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. The New South Joint Ventures are consolidated with their non New South interests included in other accrued expenses, deferred revenues, and other liabilities. All significant intercompany accounts or transactions have been eliminated upon consolidation. Certain accounting principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below. Certain amounts in the prior year's financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on previously reported net income.

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

Cash and Due From Banks

   For the purpose of reporting cash flows, cash and cash equivalents consist of cash on hand and due from banks. New South maintains cash balances with the Federal Reserve when required. As of December 31, 2000 and 1999, reserve requirements amounted to $2.8 million and $1.3 million, respectively.

Investment Securities Available for Sale

   Investment securities available for sale consist of bonds, notes, debentures, interest only strips and certain equity securities which are classified as available for sale and are carried at fair value. Any unrealized gains or losses are reported as a net amount in other comprehensive income or loss, net of any tax effect. Realized gains and losses on the sales of investment securities available for sale are determined using the specific identification method and are included in noninterest income. Any premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

   Interest only strips ("IOs") are financial investments which represent the right to receive earnings from assets that contain excess interest income which is stripped from the underlying interest earning asset. IOs are

    ------------------------------------------------------

recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of IOs, the Company uses market prices for comparable assets and a valuation model that calculates the present value of the estimated cash flows. Interest income is recorded on these securities based on their expected internal rate of return, which is reevaluated periodically. A quarterly impairment analysis is performed using discounted cash flow methodology comparable to yields on similar assets. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Residual Interest in Loan Securitizations

   Residual interest in loan securitizations ("Residuals") are financial investments which represent the right to receive excess cash flow from loan securitizations. Residuals are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of Residuals, the Company uses a valuation model that calculates the present value of the estimated cash flows and market prices of comparable assets where appropriate. Interest income is recorded on these securities based on their expected internal rate of return, which is reevaluated periodically. A quarterly impairment analysis is performed using discounted cash flow methodology comparable to yields on similar assets. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Loans Available for Sale

   Loans available for sale are reported at the lower of cost or market, as determined in the aggregate. Gains or losses on the sale of these assets are included in noninterest income while interest collected on these assets is included in interest income.

Loans

   All loans are stated at principal balances outstanding, adjusted for any amounts charged off, discounts or premiums on loans purchased from others, and discount points collected at origination. Interest income on loans is credited to income based upon the principal amount of the loans outstanding using contractual rates of interest. Amortization of discounts and premiums on loans is calculated using the effective interest method and included in interest income over the period to maturity.

   Certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate. Others are reported at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At December 31, 2000 and 1999, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and 15, were $6.1 million and $5.1 million, respectively. The related allowances for loan losses on impaired loans were $1.3 million and $1.0 million at December 31, 2000 and 1999, respectively.

   It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt. Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis. Generally, New South has a mortgage lien on all property on which mortgage loans are made in order to protect New South's interest in both the principal amounts outstanding and interest collections. Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies. Loans collateralized by savings accounts are secured by savings account balances

    ------------------------------------------------------

in excess of the outstanding loan amount. The amount of interest income earned during 2000 and 1999 on nonaccrual loans outstanding at year-end was approximately $.5 million and $.2 million, respectively. If these loans had been current in accordance with their original terms, approximately $1.3 million and $.6 million would have been earned on these loans during 2000 and 1999, respectively.

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

Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the double-declining balance method over the estimated useful lives of the properties or equipment. Estimated useful lives are generally as follows:

         Building                                   29 - 40 years
         Leasehold improvements                      7 - 40 years
         Furniture and equipment                     3 -  7 years

Mortgage Servicing Rights

   The Company sells a substantial portion of its originated loans into the secondary market by securitizing pools of loans and sales to private investors. During 2000, the Company sold approximately $118.0 million of mortgage loans primarily in agency securitizations. Mortgage servicing rights ("MSRs") are capitalized based on relative fair values of the mortgages and MSR when the mortgages are sold.

   The fair values of MSRs are based on an analysis of various loan characteristics, including interest rates, maturities, and product types. These characteristics are used to stratify the servicing portfolio on which MSRs have been recognized to determine valuation and impairment. Impairment is recognized for the amount by which MSRs for a stratum exceed their fair value. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to the resultant servicing income stream.

Foreclosed Real Estate Owned and Repossessed Assets

   Real estate owned arises from loan foreclosure or deed in lieu of foreclosure and is reported at the lower of cost or net realizable value. Any resultant writedown at the time of foreclosure/repossession is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from valuation of these properties are credited or charged to income. Costs of improvements made to facilitate sale are capitalized while costs of holding the property are charged to expense. Allowances, if any, are recorded for any anticipated costs to dispose.

   Real estate owned, which is included in Other Assets at December 31, 2000 and 1999, totaled $3.1 million and $3.3 million, respectively. Repossessed assets, also included on Other Assets, totaled $1.1 million and $.2 million at December 31, 2000 and 1999, respectively.

    ------------------------------------------------------

Recognition of Income

   Loan administration income primarily represents fees earned in connection with the servicing of real estate mortgage loans for investors. Such income is recognized concurrent with the receipt of the related mortgage payments and is usually based on the outstanding principal balances of the loans serviced.

   Gains or losses on sales of mortgages are recognized based upon the difference between the selling price and the carrying value of the related loans sold.

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

   Typically S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. The Company declared dividends of $1.6 million during 2000, which are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed. There were no dividends declared in 1999.

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

Earnings Per Share

   SFAS No. 128, Earnings Per Share requires dual presentation of basic and diluted earnings per share for companies with potentially dilutive securities. There are no dilutive securities issued or outstanding for the years ended December 31, 2000, 1999 and 1998 and, therefore, basic and diluted presentations are the same. Weighted average shares outstanding at December 31, 2000, 1999 and 1998 were 1,256,000, 1,255,000, and 1,333,000, respectively.

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

    ------------------------------------------------------

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

Other Off-Balance Sheet Instruments

   In the ordinary course of business New South has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, letters of credit, and forward delivery contracts. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Recent Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS 133. SFAS 133, as amended, replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   The Company adopted SFAS 133 effective January 1, 2001, and recognized a cumulative-effect transition adjustment of approximately $1.1 million to decrease net income for the effect of the change in the accounting principle. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce accumulated other comprehensive income ("OCI") by $3.1 million on a pre-tax basis. The transition adjustment to OCI represents net unrealized losses on derivative instruments that qualify as cash flow hedges of certain mortgage-backed securities, adjustable rate mortgage loans, loans available for sale, automobile installment loans, and certain certificates of deposit. Cumulative gains in future cash flows associated with the related mortgage-backed securities, adjustable rate mortgage loans, loans available for sale, automobile installment loans, and certificates of deposit are expected to offset the aforementioned unrealized losses included in OCI. Pursuant to SFAS 133, the amount recorded in OCI will be reclassified into earnings when the hedged forecasted transaction affects earnings.

   As required under SFAS 133, hedge ineffectiveness of cash flow hedges will be reclassified into earnings based on the extent to which changes in the value of designated hedge instruments do not effectively offset changes in the value of hedged items. As a result, earnings volatility can be expected which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

    ------------------------------------------------------

   In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125 ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral along with requiring certain disclosures. This statement is effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000, which were not material to the Company's financial statements. Management does not expect the other requirements of this standard to have a significant impact on the financial statements.

2.  Business Acquisition and Divestiture
    ------------------------------------

   On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation ("AFC") to hold the acquired assets and the assumed acquisition liabilities and related operations. In July 1999, AFC's name was changed to Avondale Funding.com, inc. ("Avondale"). On May 31, 2000, New South sold its operations in Avondale and is currently in the process of disposing of the remaining assets.

3.  Investment Securities Available For Sale
    ----------------------------------------

   The fair value and amortized cost of securities available for sale and the related unrealized gains and losses for each category are presented as follows:

     ----------------------------------------------------

                                                           Gross         Gross        Estimated
                                           Amortized     Unrealized    Unrealized       Fair
December 31, 2000                            Cost           Gains        Losses         Value
-----------------                          ---------     ----------    -----------    ---------
                                                               (In thousands)
     Mortgage-backed securities            $109,663         $  759       $  717        $109,705
     U.S. Treasury and Federal
          agency securities                  47,622            467          281          47,808
     Other                                   10,663              -            -          10,663
                                           --------         ------       ------        --------
                                           $167,948         $1,226       $  998        $168,176
                                           ========         ======       ======        ========

                                                           Gross         Gross        Estimated
                                           Amortized     Unrealized    Unrealized       Fair
December 31, 2000                            Cost           Gains        Losses         Value
-----------------                          ---------     ----------    -----------    ---------
                                                               (In thousands)
     Mortgage-backed securities            $ 90,465         $  130       $2,731        $ 87,864
     U.S. Treasury and Federal
          agency securities                  39,065              -        1,536          37,529
     Other                                   10,310              -            -          10,310
                                           --------         ------       ------        --------
                                           $139,840         $  130       $4,267        $135,703
                                           ========         ======       ======        ========

   The contractual maturities of the securities available for sale are presented in the following table for 2000 and 1999:

                                                                 2000                       1999
                                                     -------------------------     ---------------------------
                                                                    Estimated                       Estimated
                                                     Amortized        Fair         Amortized          Fair
                                                       Cost           Value           Cost            Value
                                                     ---------       --------       ---------        ---------
                                                                           (In thousands)
 Due in one year or less                             $  7,000        $  6,968       $  5,001         $  4,970
 Due after one year through five years                 34,762          34,843         34,064           32,559
 Due after five years through ten years                 5,860           5,997              -                -
 Mortgage-backed securities                           109,663         109,705         90,465           87,864
 Equity securities and interest only strips            10,663          10,663         10,310           10,310
                                                     --------        --------       --------         --------
                                                     $167,948        $168,176       $139,840         $135,703
                                                     ========        ========       ========         ========

   Proceeds from sales of available for sale securities were $85.4 million in 2000, $215.0 million in 1999 and $674.2 million in 1998. Gross realized gains on securities available for sale for 2000, 1999, and 1998 were $1.4 million, $4.8 million, and $4.7 million, respectively. Gross realized losses on securities available for sale for 2000, 1999 and 1998 were $2.0 million, $4.4 million, and $5.6 million, respectively.

   At December 31, 2000 and 1999, New South had securities of $142.2 million and $126.0 million, respectively, pledged to secure certain Federal Home Loan Bank ("FHLB") advances, arrangements for the sale of securities under agreements to repurchase, interest rate swap contracts, and state and municipal deposits.

   There were no securities classified as trading securities during 2000, 1999, or 1998; therefore, no gains or losses on this security classification have been included in income.

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

   In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income during that or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

                                                                                                 2000
                                                                          -------------------------------------------------------
                                                                                            (In thousands)
                                                                            Before                                     After
                                                                             Tax                  Tax                   Tax
                                                                            Amount               Effect                Amount
                                                                           --------             --------              ----------
Net unrealized gains (losses) arising during the period                     $ 3,726              $ 189                $ 3,537
Reclassification adjustments for net (gains) losses
  included in net income                                                        639                 38                    601
                                                                            -------              -----                -------
                                                                            $ 4,365              $ 227                $ 4,138
                                                                            =======              =====                =======

                                                                                                 1999
                                                                          -------------------------------------------------------
                                                                                             (In thousands)
                                                                            Before                                      After
                                                                             Tax                  Tax                    Tax
                                                                            Amount               Effect                 Amount
                                                                           --------             --------              ----------
Net unrealized gains (losses) arising during the period                     $(3,836)             $(105)               $(3,731)
Reclassification adjustments for net (gains) losses
  included in net income                                                       (381)              (138)                  (243)
                                                                            -------              -----                -------
                                                                            $(4,217)             $(243)               $(3,974)
                                                                            =======              =====                =======

                                                                                                  1998
                                                                          -------------------------------------------------------
                                                                                              (In thousands)
                                                                            Before                                      After
                                                                             Tax                  Tax                    Tax
                                                                            Amount               Effect                 Amount
                                                                           --------             --------              ----------
Net unrealized gains (losses) arising during the period                     $(2,309)             $(898)               $(1,411)
Reclassification adjustments for net (gains) losses
  included in net income
                                                                                942                349                    593
                                                                            -------              -----                -------
                                                                            $(1,367)             $(549)               $  (818)
                                                                            =======              =====                =======

5.  Loans
    -----

   New South's primary line of business is the origination of residential mortgage loans which New South classifies as either conforming or nonconforming. Conforming loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Housing Administration ("FHA") and Veterans Administration ("VA"). Conforming residential mortgage loans are fixed-rate and adjustable-rate residential first mortgage loans with 15 year or 30 year terms generally secured by owner-occupied residences. Nonconforming loans typically do not exceed the standard agency maximum loan size guidelines but may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment histories. New South originates only fixed rate products in the nonconforming residential mortgage area.

   The majority of New South's automobile installment loans are considered to be prime loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. The Company also classifies as prime an immaterial amount of other nonautomobile installment loans secured by deposits, boats and recreational vehicles, and some unsecured signature loans. The terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers.

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

   The composition of the loan portfolio as of December 31, 2000 and 1999 was as follows:

                                             2000             1999
                                           --------         --------
                                                (In thousands)
Residential Mortgage:
  Conforming                               $200,651         $268,377
  Nonconforming                             181,410           45,513
                                           --------         --------
                                            382,061          313,890
Installment (automobile and other)
  Prime                                     163,588          140,268
  Non prime                                  18,036           10,010
                                           --------         --------
                                            181,624          150,278

Residential construction and land           168,390          136,831
Commercial real estate                      157,977          146,072
Commercial                                   10,689            6,417
                                           --------         --------
                                            900,741          753,488
Less unearned income                          5,555            5,211
                                           --------         --------
                                           $895,186         $748,277
                                           ========         ========

    -----------------

   The undisbursed portion of mortgage and construction loans was $29.8 million and $72.2 million at December 31, 2000 and 1999, respectively.

6.  Allowance for Loan Losses
    -------------------------

   A summary of the activity in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 is presented as follows:

                                           2000               1999            1998
                                         --------          -----------      ---------
                                                        (In thousands)
Balance at beginning of year              $11,114           $ 9,107          $ 7,333
Provision for loan losses                   5,565             3,638            3,944

Loans charged off                           4,776             3,186            3,205
Loan recoveries                            (1,610)           (1,555)          (1,035)
                                         --------          --------         --------
   Net charge-offs                          3,166             1,631            2,170
                                         --------          --------         --------
Balance at end of year                    $13,513           $11,114          $ 9,107
                                         ========          ========         ========


7.  Premises and Equipment
--  ----------------------

  Major classifications of premises and equipment as of December 31, 2000 and 1999 are summarized as follows:

                                                                    2000                     1999
                                                                           (In thousands)
Land                                                               $   600                 $   600
 Building and leasehold improvements                                 6,511                   6,238
 Furniture and equipment                                             9,756                   8,619
                                                                   -------                 -------
                                                                    16,867                  15,457
 Less accumulated depreciation and amortization                      7,818                   5,208
                                                                   -------                 -------
                                                                   $ 9,049                 $10,249
                                                                   =======                 =======

8.  Mortgage Servicing Rights and Retained Interests
    ------------------------------------------------

   A summary of activity in the MSR accounts for the years ended December 31, 2000 and 1999 is presented in the following table:

                                                                        2000                   1999
                                                                      ---------              --------
                                                                              (In thousands)

 Balance at beginning of year                                          $16,101                $ 7,041
 Originated MSR                                                          2,245                 13,633
 Purchased MSR                                                             857                      -
 Sale of MSR                                                                 -                 (2,186)
 Amortization expense                                                   (3,027)                (2,387)
                                                                       -------                -------
 Balance at end of year                                                $16,176                $16,101
                                                                       =======                =======

 Estimated fair value at end of year                                   $20,011                $21,110
                                                                       =======                =======

   At December 31, 2000, the fair value and key economic assumptions for the following retained interests (similar to those resulting from securitizations during 2000) are as follows:



                                 MSR's                  IOs                Residuals
                               ------------------------------------------------------
                                       (In thousands, except percentages)
 Estimated fair value          $20,011                $2,992                $8,259
 Annual prepayment rate          13.00%                15.00%                25.00%
 Annual discount rate            10.50                 12-20                 20-25


   The impact of 10 percent and 20 percent adverse changes in the prepayment rate and discount rate, respectively, are not material to the financial condition of the Company. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on the assets.

   For the securitizations indicated, as of December 31, 2000, the principal amount of delinquent loans, in addition to credit losses, net of recoveries, are as follows (in thousands):

                                  Principal
                                  Amount of
                                Loans 90 Days           Net Credit
                               Or More Past Due           Losses
                              ------------------       -------------
1998-A                             $   286                $1,220
1999-1                              19,736                   622
1999-2                               9,768                   165


9.  Deposits
    --------

   The composition of the deposit base as of December 31, 2000 and 1999 is summarized in the following table:

                                                         2000                             1999
                                               ----------------------------------------------------------
                                                Amount          Percent           Amount          Percent
                                               --------         -------          --------         -------
                                                                   (In thousands)
Noninterest bearing demand                    $ 63,037            6.9%           $ 47,678           6.4%
Interest bearing transaction accounts            4,587            0.5               4,322           0.6
Money market accounts                           62,199            6.8              74,332          10.0
Statement savings                                5,712            0.6               5,512           0.7

Certificates of deposit:
     Less than 4%                                1,364            0.1                  35           0.0
     4% to 4.99%                                 2,190            0.2              27,761           3.7
     5% to 5.99%                                45,687            5.0             429,687          57.7
     6% to 6.99%                               570,438           62.3             106,653          14.3
     7% to 8.99%                               160,555           17.5              48,211           6.5
     More than 9%                                  457            0.0                 894           0.1
                                              --------          -----            --------         -----
                                              $916,226          100.0%           $745,085         100.0%
                                              ========          =====            ========         =====


   The aggregate amounts of certificates of deposit in denominations greater than $100,000 were approximately $340.6 million and $219.8 million as of December 31, 2000 and 1999, respectively.

   --------------------

   The scheduled maturities of certificates of deposit as of December 31, 2000 were as follows (in thousands):


        2001                                    $           $583,545
        2002                                                  74,403
        2003                                                  38,219
        2004                                                  6,312
        2005 and thereafter                                   78,212
                                                ---------   --------
                                                $           $780,691
                                                =========   ========

   The following table notes the breakdown of interest expense on deposits for the years ended December 31, 2000, 1999, and 1998:

                                                  2000                1999             1998
                                               -----------------------------------------------
                                                               (In thousands)
Interest bearing transaction accounts           $   156             $   150           $    82
Money market accounts                             3,213               3,600             2,543
Statement savings                                   268                 211               184
Certificates of deposit                          44,219              35,872            35,915
                                                -------             -------           -------
                                                $47,856             $39,833           $38,724
                                                =======             =======           =======

10.  Notes Payable
     -------------

   The table below provides information relating to the Company's notes payable as of December 31, 2000 and 1999:

                                                      2000                1999
                                                   --------             --------
                                                           (In thousands)

Bancshares                                          $ 5,500              $4,500
Other notes payable                                   6,099               1,615
                                                    -------              ------
                                                    $11,599              $6,115
                                                    =======              ======

   During 2000, Bancshares borrowed under terms of a $6.6 million credit facility from a commercial bank. As of December 31, 2000 and 1999, $5.5 million and $4.5 million, respectively, was outstanding on the line of credit. Bancshares pays interest under terms of the credit facility quarterly at a variable interest rate, which was 8.40 percent at December 31, 2000.

11.  Federal Home Loan Bank Advances
     -------------------------------

   As of December 31, 2000 and 1999, FHLB advances amounted to $133.4 million and $128.4 million, respectively. The advances outstanding at December 31, 2000 bear interest at rates ranging from 4.64 percent to 7.89 percent.

     -------------------------------------------

The advances are collateralized by stock in the FHLB, a blanket assignment of mortgage loans, and the pledge of certain investment securities available for sale. Scheduled maturities for the advances outstanding as of December 31, 2000 are as follows (in thousands):


        2001                                   $ 73,388
        2003                                     25,000
        2005 and thereafter                      35,027
                                               --------
                                               $133,415
                                               ========

12.  Employee Benefit Plan
     ---------------------

   Substantially all full-time employees with six months of service are eligible to participate in New South's 401(k) Defined Contribution Plan. Under the plan, an employee may elect to defer a portion of their wages with New South matching deferrals up to three percent of the first eight percent of the employee's salary deferred. The Company recognized expenses related to its matching of eligible employee contributions of $.5 million for 2000 and 1999 and $.3 million for 1998.

13.  Income Taxes
     ------------

   The provisions for (benefit of) income taxes included in the consolidated statements of income are summarized below:

                                      Current         Deferred          Total
                                      -------         --------          -----
                                                   (In thousands)
2000
     State                            $1,410           $ (766)          $  644
                                      ------           ------           ------
                                      $1,410           $ (766)          $  644
                                      ======           ======           ======

1999
     Federal                          $    -           $1,316           $1,316
     State                              (146)             236               90
                                      ------           ------           ------
                                      $ (146)          $1,552           $1,406
                                      ======           ======           ======

1998
     Federal                          $3,740           $  792           $4,532
     State                               458               98              556
                                      ------           ------           ------
                                      $4,198           $  890           $5,088
                                      ======           ======           ======


   At December 31, 2000 and 1999, deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowances for net deferred tax was eliminated during 1999.

     ------------------------

   Significant components of New South's deferred tax assets and liabilities as of December 31, 2000 and 1999 are listed in the following table:

                                                               2000             1999
                                                             --------         --------
                                                                  (In thousands)

Deferred tax asset:
     Allowance for loan losses                               $  814             $  610
     REMIC income                                               613                327
     Unrealized loss on securities
       available for sale                                         -                214
     Other                                                       69                283
                                                             ------             ------
                                                              1,496              1,434
Deferred tax liability:
     Originated mortgage servicing rights                       660                642
     Unrealized gain on securities
       available for sale                                        14                  -
     Servicing asset                                            263                307
     Other                                                      106                570
                                                             ------             ------
                                                              1,043              1,519
                                                             ------             ------
Net deferred tax asset (liability)                           $  453             $  (85)
                                                             ======             ======

   Applicable income taxes for financial reporting purposes differs from the amount computed by applying the applicable income tax rate of 6 percent, the blended tax rate for states in which the Company operates, for 2000 and 1999 and 34 percent for 1998 for the following reasons:

                                                            2000             1999             1998
                                                          -------           ------           ------
                                                                       (In thousands)
Tax computed at statutory
   applicable income tax rate                              $ 646           $   240           $4,020

Reversal of federal net deferred tax asset                     -             3,145                -

Elimination of valuation allowance                             -            (1,988)               -

Increase in taxes resulting from:
     State income tax, not of federal benefit                  -                 -              320
     Other, net                                               (2)                9              748
                                                           -----           -------           ------
                                                           $ 644           $ 1,406           $5,088
                                                           =====           =======           ======

14.  Other Noninterest Expense
     -------------------------

   The following table sets forth the principal components of other noninterest expense for the years ended December 31:

                                                         2000                    1999                  1998
                                                       -------                  ------                ------
                                                                           (In thousands)
 Loan servicing fees paid to affiliates                $   366                 $   354               $ 4,480
 Loss on loans serviced                                    668                     209                   398
 Supplies and printing                                   1,099                   1,247                   916
 Legal and professional                                  1,772                   2,274                 1,484
 Telephone                                               1,291                   1,431                 1,129
 Advertising                                               599                   1,429                   792
 Computer service                                        1,542                   1,722                   849
 Branch purchase fee                                       184                     906                 2,305
 Other expense                                          10,144                  11,994                 6,090
                                                       -------                 -------               -------
                                                       $17,665                 $21,566               $18,443
                                                       =======                 =======               =======

15.  Capital
     -------

   Various regulatory capital measures used within the banking industry are indicators of capital adequacy. Among these are leverage, tangible, and risk-based capital ratios. These ratios adjust reported asset and capital amounts by various nonqualifying regulatory assets such as certain mortgage servicing rights and certain nonqualifying intangibles. Regulatory authorities set these minimum ratio standards for banking institutions in order to monitor the capital strength of the institutions. Should the Bank's capital ratios decline below these minimum standards, it would become subject to a series of increasingly restrictive regulatory actions. The Bank has consistently exceeded these minimum guidelines and it is the intention of management to continue to monitor these ratios to insure regulatory compliance and maintain adequate capital for the Bank. The Bank's current regulatory ratios place the Bank in the regulatory defined well capitalized category. The capital levels for the Bank under these various measures are noted in the table for December 31, 2000 and 1999. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy guidelines to which it is subject.

     -------------------

                                                          Minimum                                         To Be Well
                                                        Requirement                Actual                 Capitalized
                                                   ----------------------------------------------------------------------
                                                    Amount      Ratio       Amount      Ratio         Amount      Ratio
                                                   ----------------------------------------------------------------------
                                                                    (In thousands, except percentages)

Tier I capital ("Tier 1")
   Tier 1 to total adjusted assets                    $36,627     3.00%       $98,336     8.05%         $61,045     5.00%

Tangible capital
   Tangible capital to total adjusted assets           18,313     1.50         98,336     8.05              N/A      N/A

Total risk-based capital to risk weighted assets       71,915     8.00         99,209    11.04           89,894    10.00

Tier 1 capital
   Tier 1 to risk weighted assets                         N/A      N/A         90,077    10.02           53,936     6.00


Tier I capital
   Tier 1 to total adjusted asesets                   $30,747     3.00%       $88,537     8.64%         $51,245     5.00%

Tangible capital
   Tangible capital to total adjusted assets           15,374     1.50         88,537     8.64              N/A      N/A

Total risk-based capital
   to risk weighted assets                             59,658     8.00         90,253    12.10           74,572    10.00

Tier 1 capital
   Tier 1 to risk weighted assets                         N/A      N/A         88,537    11.86           44,743     6.00


   While the Company presently intends to declare dividends in an amount sufficient to enable shareholders to pay income tax at the highest marginal federal, state and local income tax rate of any shareholder of the Company for the applicable period, and since the Company is dependent upon dividends from the Bank, there is no assurance that dividends to shareholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to shareholders; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to assure the safety and soundness of the Bank and the Company. As of December 31, 2000, the Bank could declare dividends in the amount of $7.5 million without additional consent of the Office of Thrift Supervision.

16.  Fair Value of Financial Instruments
     -----------------------------------

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

   For purposes of this disclosure, the carrying value approximates, or is equal to, the fair value of financial instruments for the balance sheet lines captioned: cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, and federal funds purchased and securities sold under agreements to repurchase.

   The carrying amount and estimated fair values of other financial instruments is summarized as follows:

                                                                               December 31,
                                                      -------------------------------------------------------------
                                                                 2000                                 1999
                                                      -------------------------------------------------------------
                                                       Carrying         Estimated        Carrying       Estimated
                                                        Amount          Fair Value        Amount        Fair Value
                                                      ---------        ------------     -----------   -------------
                                                                              (In thousands)
Financial Assets:
     Investment securities available for sale          $167,948         $168,176        $132,482       $132,482
     Loans available for sale                            74,449           74,449          66,258         66,258
     Loans, net of unearned income                      895,186          885,690         748,277        744,985
     Residuals                                            8,259            8,259           7,569          7,569
Financial Liabilities:
     Deposits                                           916,226          920,049         745,085        746,161
     FHLB advances                                      133,415          132,308         128,417        128,751
     Notes payable                                       11,599           11,599           6,115          6,115
Off-balance Sheet Financial Instruments:
     Unrealized gains/(losses):
     Interest rate swap agreements                            -           (3,827)              -            607
     Interest rate cap agreements                             -           (1,205)              -             17
     Commitments to extend credit                             -              146               -            966
     Mandatory forward delivery contracts                     -             (753)              -           (671)


   The following methods and assumptions were used by New South in estimating its fair value disclosures for financial instruments:

     -----------------------------------------------

   Investment Securities Available for Sale, Loans Available for Sale, and
   -----------------------------------------------------------------------
Residuals - Fair values for securities and loans available for sale are based on
---------
quoted market prices where available. Where quoted market prices are not available, fair values are based on quoted market prices of similar instruments, adjusted for any significant differences between the quoted instruments and the instruments being valued.

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

   FHLB Advances and Notes Payable - The fair values of these advances are
   -------------------------------
determined using discounted cash flow analyses which apply interest rates currently offered.

   Off-Balance Sheet Instruments - Fair values for New South's off-balance sheet
   -----------------------------
instruments are determined using various methods. Fair values of interest rate swaps and caps are determined with the use of pricing models or formulas using current assumptions if there are no relevant market comparables.

   Commitments to Extend Credit -- The value of these unrecognized financial
   ----------------------------
instruments, with notional values totaling $40.1 million and $96.0 million at December 31, 2000 and 1999, respectively, is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value.

   Letters of Credit - These instruments, with notional values totaling $8.5
   -----------------
million and $6.9 million at December 31, 2000 and 1999, respectively, are short-term in nature and have no unrealized gain or losses associated with them.

   Mandatory Forward Delivery Contracts - Mandatory forward delivery contracts
   ------------------------------------
with notional amounts totaling $68.9 million and $68.8 million at December 31, 2000 and 1999, respectively, are valued based upon discounted cash flow analyses, using interest rates currently being offered for underlying loans with similar terms to borrowers of similar credit quality and estimates of maturity based on New South's historical experience.

17.  Off-Balance Sheet Risk and Commitments
     --------------------------------------

   New South is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of its customers and to reduce its own exposure to fluctuations in interest rates. The financial instruments may include commitments to extend credit, letters of credit, interest rate caps and floors, interest rate swaps, forward and futures contracts, and commitments to purchase loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contract, or notional, amounts of these instruments reflect the extent of involvement New South has in the particular class of financial instrument.

   New South's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. New South uses the same credit policies in making commitments and conditional

     --------------------------------------------------

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

   New South's mandatory forward commitments on loans available for sale are considered in the lower of cost or market calculation. The total Mortgage Pipeline for loans available for sale was $26.6 million and $11.2 million as of December 31, 2000 and 1999, respectively. Of the 2000 Mortgage Pipeline, $25.5 million were fixed rate commitments with market risk and $1.1 million were adjustable rate commitments with no market risk. For 1999, $7.7 million were fixed rate commitments and $3.5 million were adjustable commitments. Adequate sources of funds were available at December 31, 2000 to fund anticipated closings from the Mortgage Pipeline.

   Commitments to purchase loans are agreements to buy mortgage loans on a specified date at an amount stated as a percentage of the note amount of the loans to be purchased. On these commitments, New South uses the same policies to control credit and interest rate risk as it does for other commitments to extend credit.

   Letters of credit are conditional commitments issued by New South to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, such as a bond financing. While some of the guarantees are short-term in nature, most extend for the same as that for extending loan facilities to customers. New South holds various assets as collateral, including real estate and mortgage-backed securities, supporting those commitments for which collateral is deemed necessary.

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

   The effective notional amounts outstanding at December 31, 2000 and 1999 were $195.0 million and $100.0 million, respectively. During 2000, the average notional amount of rate swaps was $167.1 million; the

     --------------------------------------------------

average rate received under the contracts was 6.69 percent and the average rate paid was 6.56 percent, resulting in an increase in net interest income of $.2 million. During 1999, the average notional outstanding amount was $107.5 million and the average rates received and paid were 5.70 percent and 5.81 percent, respectively, and increased net interest income by $.3 million. At December 31, 2000, the effective notional amounts and contractual maturities of rate swaps were as follows:


   Effective
   Notional
    Amount                      Expiration Year
---------------              --------------------
(In thousands)

$ 10,000                               2002
  50,000                               2003
  90,000                               2005
  10,000                               2006
  10,000                               2007
  10,000                               2008
  15,000                               2009
--------
$195,000
========

   Interest rate cap agreements are used to modify and/or reduce New South's interest rate risk. As of December 31, 2000 and 1999, New South had interest rate cap agreements with commercial banks and major investment banking firms covering New South's interest rate exposure on short-term liabilities. The effective notional amounts outstanding were $306.4 million at December 31, 2000 and $230.0 million at December 31, 1999. The results of the rate caps were an increase in expense of $.8 million, $.7 million and $.8 million for 2000, 1999, and 1998, respectively.

   Credit risk represents the maximum potential loss due to possible non-performance by counterparties under terms of the contracts. The Company manages credit risk by entering into financial instrument transactions with approved counterparties to limit potential exposure. Credit risk may occur when there is a gain in the fair value of a financial instrument and the counterparty fails to perform according to terms of the contract and/or when the collateral proves to be of insufficient value.

18.  Loan Servicing
     --------------

   Mortgage and installment loans serviced for others are not recorded on New South's books and, accordingly, are not reflected in the accompanying financial statements. New South is obligated to service the unpaid principal balances of these loans. See Note 19 for a discussion of the servicing arrangement New South has with Collateral.

   New South, as a servicer for all FHA/VA loans, is required to advance from its own funds escrow and foreclosure costs on the loans it services. Portions of these advances are not recoverable for loans serviced for the Governmental National Mortgage Association ("GNMA").

   The average GNMA, FHA, and VA loss resulting from these advances and relating to loans that subsequently went into foreclosure amounted to approximately $403 per loan in 2000, $990 per loan in 1999, and $2,300 per loan in 1998. Total losses of this nature for 2000, 1999, and 1998 amounted to $.1 million, $.2 million, and $.1 million, respectively.

     --------------------------

   The outstanding mortgage and installment loan amounts serviced for others as of December 31, 2000 and 1999 are summarized below:

                                                  2000                      1999
                                              -------------------------------------
                                                         (In thousands)
GNMA                                          $302,618                    $328,564
FHLMC                                          692,141                     709,402
FNMA                                           130,711                     138,637
Other investors                                882,294                     937,747

   Custodial escrow balances maintained in connection with loan servicing were approximately $6.2 million and $6.1 million at December 31, 2000 and 1999, respectively. These are included with noninterest-bearing deposits.

19.  Related Party Transactions
     --------------------------

   Due to the nature of their businesses, the operations of New South and Collateral, an affiliate, are closely involved. Management, systems, and facilities are shared, and, accordingly, there are numerous intercompany transactions. Management monitors all activity to ensure that all transactions are made in a fair and equitable manner to both New South and Collateral. New South collected $.6 million, $.3 million, and $1.0 million in management fees from Collateral in 2000, 1999, and 1998, respectively, which are paid monthly. New South collected $.1 million, $.08 million, and $.06 million from Collateral Investment Corp. in 2000, 1999, and 1998, respectively, which are paid monthly. Additionally, management fees were received during 2000, 1999, and 1998 in the amounts of $.06 million, $.1 million, and $0.6 million, respectively from Triad Guaranty Insurance Corporation, an affiliate, for services provided. These fees are due quarterly and bear no interest. New South paid Collateral monthly fees for services provided, including facilities management of $.1 million and $.07 million during 1999 and 1998, respectively.

   In connection with its commercial loan servicing activities, Collateral is required to maintain escrow accounts as trustee for investors and mortgagors. At December 31, 1999, Collateral had on deposit with New South approximately $11.4 million and $6.9 million, respectively, in interest-bearing and noninterest-bearing accounts. For 2000, these deposits represented escrows on the commercial servicing and amounted to $15.0 million and $27.5 million.

   Prior to 1999, Collateral performed the servicing activities on behalf of New South for New South's investor servicing obligations and New South's owned portfolio. Effective January 1, 1999, New South began servicing these assets. In addition, New South began servicing on behalf of Collateral all of Collateral's residential servicing obligations to third parties and Collateral's owned portfolio. Collateral paid $.5 million and $1.7 million in 2000 and 1999, respectively, to New South for these servicing activities under a subservicing agreement based upon industry servicing fee standards.

   Collateral and its affiliates maintain normal business checking and money market accounts at New South. At December 31, 2000 and 1999, these accounts totaled approximately $6.0 million and $5.3 million, respectively.

   During the third quarter of 1999, New South sold an interest only strip to Collateral for $4.8 million, the net book value as of the date of sale. No gains or losses were recognized since net book value approximated the fair value of the asset sold.

   During the third quarter of 1999, New South sold $2.2 million in servicing rights for $2.6 million. This servicing was combined with the concurrent sale of servicing rights by Collateral in order for Collateral and New South to achieve a more efficient execution of the servicing sale.

19.  Related Party Transactions continued
     ------------------------------------

   During the first quarter of 2000, New South as a continuation of the Bank's building of it's servicing portfolio, purchased $.8 million in servicing rights from Collateral for fair value.

   New South, prior to June 1997, purchased a portion of its mortgage loans from Collateral at cost. In addition, Collateral serviced these mortgage loans, and subserviced loans which New South was obligated to service for third party investors, until the servicing change noted above in January 1999. Servicing fees paid to Collateral during both 2000 and 1999 amounted to $.4 million and $4.5 million in 1998. These amounts relate solely to Collateral's subservicing of New South's owned commercial loan portfolio.

   In July 1997, the loan production operations of the residential mortgage banking unit of Collateral were transferred into New South. As a result of this change, New South assumed responsibility for 39 residential loan production offices, associated employees, and related operating lease obligations. Under the terms of an agreement with Collateral, a fee was payable semi-annually in installments over a three year period based on a decreasing percentage ranging from .35 percent to .10 percent of the aggregate original principal balances of certain residential mortgage loans originated by New South through June 30, 2000. The fees for 2000, 1999, and 1998 were $.2 million, $.9 million, and $2.3 million, respectively.

20.  Parent Only Financial Information
     ---------------------------------

   Financial information and operating results for New South Bancshares, Inc., parent only, is presented as follows:

     ---------------------------------------------


                                                                                   December 31,
                                                                           -----------------------------
                                                                             2000               1999
                                                                           -----------------------------
                                                                                   (In thousands)
Balance Sheets:
      Assets:
      Cash                                                                $    219              $    67
      Investment in subsidiaries:
        New South Federal Savings Bank                                      98,345               84,518
        Collateral Agency of Texas                                             180                  185
        New South Management Services, LLC                                      22                    -
      Other assets                                                           1,457                1,510
      Accounts receivable-intercompany                                           -                  312
                                                                          --------              -------
            Total Assets                                                  $100,223              $86,592
                                                                          ========              =======
      Liabilities:
      Notes payable                                                       $  5,500              $ 4,500
      Guaranteed preferred beneficial interests in the Company's
        subordinated debentures                                             34,500               34,500
      Accrued expenses and other liabilities                                   215                  284
                                                                          --------              -------
            Total Liabilities                                               40,215               39,284
                                                                          --------              -------

      Shareholders' Equity:
      Common stock of $1.00 par value (authorized: 1.5 million
        shares; issued and outstanding:  1,255,537.1 at December 31,
        2000 and 1999)                                                       1,256                1,256
      Surplus                                                               29,475               29,475
      Retained earnings                                                     29,062               20,500
      Accumulated other comprehensive income (loss)                            215               (3,923)
                                                                          --------              -------
            Total Shareholders' Equit                                       60,008               47,308
                                                                          --------              -------
            Total Liabilities and Shareholders' Equity                    $100,223              $86,592
                                                                          ========              =======


     ---------------------------------------------

                                                                                Year ended December 31,
                                                                   -------------------------------------------------
                                                                      2000                1999                 1998
                                                                   -------------------------------------------------
                                                                                     (In thousands)
Income Statements:
     Income:
       Dividends from subsidiaries                                  $ 3,650             $ 1,805               $  900
       Interest on other short-term investments                           -                   5                  175
       Other income                                                       -                   -                    -
                                                                    -------             -------               ------
         Total Income                                                 3,650               1,810                1,075
                                                                    -------             -------               ------

     Expenses:
       Interest on notes payable                                        399                  92                  366
       Interest expense on guaranteed preferred beneficial
         interests in the Company's subordinated debentures           2,932               2,932                1,573
       Other expense                                                    129                 110                  114
                                                                    -------             -------               ------
         Total Expenses                                               3,460               3,134                2,053
                                                                    -------             -------               ------

     Income (loss) before equity in undistributed earnings
       of subsidiaries                                                  190              (1,324)                (978)
     Equity in undistributed earnings of subsidiaries                 9,705               3,722                7,715
                                                                    -------             -------               ------

    Income before income tax benefit                                  9,895               2,398                6,737
      Income tax benefit                                                220                 193                    -
                                                                    -------             -------               ------
         Net Income                                                 $10,115             $ 2,591               $6,737
                                                                    =======             =======               ======


     ---------------------------------------------

Year ended December 31,
                                                                                 Year ended December 31,
                                                                       -------------------------------------------
                                                                          2000             1999            1998
                                                                       -------------------------------------------
                                                                                     (In thousands)
Statements of Cash Flows:
    Operating activities:
     Net income                                                         $10,115          $ 2,591         $  6,737
     Equity in undistributed earnings of subsidiaries                    (9,705)          (3,722)          (7,715)
     (Increase) decrease in other assets                                     53               51           (1,560)
     (Increase) decrease in accounts receivable-intercompany                312             (312)               -
     Increase (decrease) in accrued expenses and other liabilities          (69)             284               (6)
      Decrease in accounts payable-intercompany                               -              (28)             (18)
                                                                        -------          -------          -------
       Net cash provided by (used in) operations                            706           (1,136)          (2,562)
                                                                        -------          -------          -------

    Investing activities:
      Capital contributions to subsidiaries                                  (1)          (3,600)         (12,174)
                                                                        -------          -------          -------
       Net cash used in investing activities                                 (1)          (3,600)         (12,174)
                                                                        -------          -------          -------

    Financing activities:
      Net increase (decrease) in notes payable                            1,000            4,500          (10,000)
      Dividends on common stock                                          (1,553)               -                -
      Proceeds from the issuance of common stock                              -              251                -
      Purchase and retirement of common stock                                 -                -           (9,793)
      Issue of guaranteed preferred beneficial interests in
        the Company's subordinated debentures                                 -                -           34,500
                                                                        -------          -------          -------
         Net cash provided by (used in) financing activities               (553)           4,751           14,707
                                                                        -------          -------          -------

      Net increase (decrease) in cash and cash equivalents                  152               15              (29)
      Cash and cash equivalents at beginning of year                         67               52               81
                                                                        -------          -------          -------
      Cash and cash equivalents at end of year                          $   219          $    67         $     52
                                                                        =======          =======         ========

21.  Commitments and Contingencies
     -----------------------------

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

   The Company leases its executive offices, other corporate office space, and its mortgage production branches. Rent expense is included in net occupancy and equipment expense and totaled $1.7 million, $2.3

     -----------------------------------------

million, and $1.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. Amounts paid to Collateral for New South's executive office and other office space totaled $.3 million, $1.0 million, and $.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. Amounts received from subleases totaled $.3 million for the years ended December 31, 2000 and 1999, and $.4 million for the year ended December 31, 1998, respectively. Minimum rental payments due as of December 31, 2000 are summarized below (in thousands).

        2001                                                        $  715
        2002                                                           434
        2003                                                           215
        2004                                                           107
        2005                                                            81
                                                                    ------
                                                                    $1,552
                                                                    ======

22.  Segment Reporting
     -----------------

   The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998. Reportable segments consist of Residential Mortgage Lending, Automobile Lending, and Portfolio Management. The accounting policies for each segment are the same as those used by the Company as described in Note 1 - Significant Accounting Policies.

   Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. For 2000, Residential Mortgage Banking and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless the asset is actually sold in the secondary market. The results of such sales also are attributed to each unit for 2000. The originating unit pays a market-based funds-use charge to Portfolio Management. For 1999 and 1998, Residential Mortgage Banking and Automobile Lending sold permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sold, securitized, or retained the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans were retained by the originating unit, which was credited with the interest income generated by those loans. The originating unit paid a market-based funds-use charge to Portfolio Management. All other allocations are consistent for each period. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for 2000, 1999, and 1998 are included in the following table:

     -----------------------------

                                                               For the year ended December 31, 2000
                                      --------------------------------------------------------------------------------
                                      Residential
                                        Mortgage       Automobile         Portfolio
                                        Lending          Lending         Management           Other       Consolidated
                                      -----------      ----------       ------------       ---------     -------------
Interest income                         $ 52,351         $ 12,080           $ 18,137        $ 15,436        $   98,004
Interest expense                               -                -             62,995           3,593            66,588
Intra-company funds (used)/provided      (35,158)          (6,086)            49,711          (8,467)                -
Provision for loan losses                  2,011              592                  -           2,962             5,565
Noninterest income                        32,506            2,902             (2,169)          6,301            39,540
Noninterest expense                       33,108            4,526              3,299          13,699            54,632
                                        --------         --------           --------        --------        ----------
Net income before income taxes            14,580            3,778               (615)         (6,984)           10,759
Provision for income taxes                   686              189                275            (506)              644
                                        --------         --------           --------        --------        ----------
   Net income after income taxes        $ 13,894         $  3,589           $   (890)       $ (6,478)       $   10,115
                                        ========         ========           ========        ========        ==========
Depreciation and amortization, net      $  1,027         $    169           $     42        $  1,464        $    2,702
Total assets                             682,249          104,575            219,371         216,582         1,222,777
Capital expenditures                         466               16                 19           2,046             2,547

                                                               For the year ended December 31, 1999
                                      --------------------------------------------------------------------------------
                                      Residential
                                        Mortgage       Automobile         Portfolio
                                        Lending          Lending         Management           Other       Consolidated
                                      -----------      ----------       ------------       ---------     -------------
Interest income                        $ 18,109         $   221           $ 63,660         $  3,366       $   85,356
Interest expense                             39              37             52,463            1,045           53,584
Intra-company funds (used)/provided     (11,831)           (167)            12,300             (302)               -
Provision for loan losses                    61               -              2,626              951            3,638
Noninterest income                       38,133             798             (4,380)           3,418           37,969
Noninterest expense                      35,530           5,783              5,102           15,691           62,106
Intra-company loan service fees           1,695             812             (2,507)               -                -
Effects of intra-company loan sales       1,157           1,655             (2,812)               -                -
                                       --------         -------           --------         --------       ----------
Net income before income taxes           11,633          (2,501)             6,070          (11,205)           3,997
Provision for income taxes                4,093            (880)             2,135           (3,942)           1,406
                                       --------         -------           --------         --------       ----------
   Net income after income taxes       $  7,540         $(1,621)          $  3,935         $ (7,263)      $    2,591
                                       ========         =======           ========         ========       ==========
Depreciation and amortization, net     $  1,504         $   288           $      6         $    658       $    2,456
Total assets                            166,610          12,057            800,363           42,077        1,021,107
Capital expenditures                      3,186             147                  -            1,629            4,962

     -----------------------------


                                                                   For the year ended December 31,
                                             ------------------------------------------------------------------------------------
                                              Residential
                                               Mortgage          Automobile         Portfolio
                                               Lending            Lending          Management           Other        Consolidated
                                             ------------------------------------------------------------------------------------
Interest income                                 $ 14,461            $  486           $ 67,677          $   627         $   83,251
Interest expense                                     475                27             51,974             (177)            52,299
Intra-company funds (used) / provided             (8,657)             (192)             9,027             (178)                 -
Provision for loan losses                              -                 -              3,944                -              3,944
Noninterest income                                29,690               913                780            2,187             33,570
Noninterest expense                               33,237             5,522              3,130            6,864             48,753
Intra-company loan service fees                    1,130             1,045             (2,175)               -                  -
Effects of intra-company loan sales                3,714             2,685             (6,399)               -                  -
                                                --------            ------           --------          -------         ----------
    Net income before income taxes                 6,626              (612)             9,862           (4,051)            11,825
Provision for income taxes                         2,877              (266)             4,281           (1,804)             5,088
                                                --------            ------           --------          -------         ----------
    Net income after income taxes               $  3,749            $ (346)          $  5,581          $(2,247)        $    6,737
                                                ========            ======           ========          =======         ==========
Depreciation and amortization, net              $    607            $  249           $      4          $   322         $    1,182
Total assets                                     301,131             8,178            747,620           85,693          1,142,622
Capital expenditures                               1,610               427                  -            4,062              6,099




23.  Trust Preferred Securities
     --------------------------

   In June 1998, the Company sold $34.5 million of 8.5 percent cumulative preferred securities issued by New South Capital Trust I (the "Trust"). These preferred securities are collateralized by subordinated debentures issued by the Company and are presented on the balance sheet as a separate line entitled "Guaranteed preferred beneficial interests in the Company's subordinated debentures". The debentures have a stated maturity of June 30, 2028 and are subject to early redemption after June 30, 2003.

   The sole assets of the Trust are $35.6 million in subordinated debentures which have the same interest rate and maturity characteristics as the trust preferred securities. The Company owns all of the common securities of the Trust which amount to $1.1 million.

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

     --------------------------------------

   The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at their stated maturity or their earlier redemption. The subordinated debentures redeemable prior to their stated maturity at the option of the Company on or after June 30, 2003, in whole at any time or in part from time to time, or at any time, in whole, but not in part, upon the occurrence of a special event as defined in the preferred securities agreements.

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

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not Applicable

                                   PART III


Item 10.  Directors and Executive Officers

     The Company's Board of Directors ("Board of Directors") is divided into three classes, and each of the Company's five directors is elected into one of these three classes to hold office for a term of three years or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board of Directors and directors are elected in the annual meeting of stockholders. The directors, executive officers and other key employees of the Company and their ages as of March 31, 2001, are as follows:

Name                                      Age              Position

Director elected to serve until annual meeting in 2001 (Class II)

J.K.V. Ratliff                            71               Director and Vice President of the Company

Directors elected to serve until annual meeting in 2002  (Class I)

William T. Ratliff, Jr.                   76               Director and Vice President of the Company;
                                                           Director of New South
Robert M. Couch                           43               Director and Executive Vice President of the Company;
                                                           Director, President and Chief
                                                           Executive Officer of New South

Directors elected to serve until annual meeting in 2003 (Class III)

William T. Ratliff, III                   47               Chairman of the Board and President of the Company;
                                                           Chairman of the Board of New South

David W. Whitehurst                       51               Director of the Company and New South

Executive Officers Who Are Not Also Directors

David E. Mewbourne                        51               Executive Vice President of New South
Roger D. Murphree                         54               Executive Vice President and Treasurer of New South
David A. Roberts                          47               Director and Senior Vice President of New South
Richard W. Edwards                        41               Senior Vice President and Chief Financial Officer (1)
Larry A. Nelson                           51               Senior Vice President of New South
Lizabeth R. Nichols                       45               Vice President of the Company and Senior
                                                           Vice President and General Counsel of New South
Cheryl R. Stone                           47               Vice President of New South
------------
(1)  Elected January 2001.

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

     Mr. Robert M. Couch has been Executive Vice President of the Company since 1994, and a Director since July 1998. Mr. Couch is responsible for the day-to-day operations of the Company. He has been President and Chief Executive Officer of New South since March 2001, and a Director since January 1995. He was President and Chief Operating Officer of New South from June 1997 to March 2001. From March 1995 to June 1997, he served as Vice Chairman of New South. Mr. Couch has been Managing Director of Collateral since November 1999. From August 1995 to November 1999, Mr. Couch was President of Collateral. From October 1993 to August 1995, Mr. Couch served as Executive Vice President of Collateral.

     Mr. David W. Whitehurst has been a Director of the Company since July of 1998 and a Director of New South since 1989. Mr. Whitehurst has been Managing Director of North American Vision Alliance, L.L.C., an affiliate, since September 2000. He was Executive Vice President, Chief Financial Officer, and a Director of Triad Guaranty, Inc. from 1993 to 1999, and served as Secretary of Triad Guaranty, Inc. from 1993 until 1996. He has been Executive Vice President of CIC since 1995 (Vice President from 1990 to 1995), was Chief Financial Officer of CIC from 1990 through 1995, was Executive Vice President of Southwide Life Insurance Corp. from 1992 until 1996. From January 1997 until July 2000 Mr. Whitehurst was the President, Treasurer and a Director of Southland National Insurance Corp. and its subsidiaries, all of which are affiliates. Mr. Whitehurst joined Collateral in 1989 and served as Vice President of Collateral and its affiliates until 1992, when he began devoting all of his time to CIC and its affiliates.

     Mr. David E. Mewbourne has been Executive Vice President of New South since July 1997. Mr. Mewbourne is responsible for the day to day operations of residential mortgage loan production, underwriting and servicing. From 1995 to June 1997, he was Senior Vice President of New South. Mr. Mewbourne has been Senior Vice President of Collateral since March 1, 1995. From June 1987 to March 1995, he served as Executive Vice President of AmSouth Mortgage Company.

     Mr. Roger D. Murphree has been Executive Vice President of New South since October 2000. Mr. Murphree was Senior Vice President of New South from December 1997 to October 2000. Mr. Murphree is responsible for secondary marketing sales, securitizations, and portfolio trading for the Company. Since December 1996, Mr. Murphree has been a Director of Southland National Insurance Corporation, an affiliate. From 1995 to December 1997, he served as Vice President of New South. Mr. Murphree has been employed by New South since 1985. Mr. Murphree has served as Senior Vice President of Collateral since June 1995.

     Mr. David A. Roberts has been a Director of New South since September 1997 and Senior Vice President since July 1997. Mr. Roberts is responsible for New South's commercial real estate lending activities. Mr. Roberts has served as President and Chief Operating Officer of Collateral since November 1999. Mr. Roberts served as Executive Vice President and Chief Operating Officer of Collateral from August 1997 to November 1999. From February 1995 to July 1997, he served as Senior Vice President of Collateral. From June 1990 to February 1995, he served as Vice President of Collateral.

     Mr. Richard W. Edwards has been Senior Vice President and Chief Financial Officer of New South since January 2001. From July 1989 to December 2000, Mr. Edwards served as a senior financial officer of Bank of America Corporation and its predecessors in various businesses and capacities. Mr. Edwards was a Senior Vice President of Bank of America from September 1995 until December 2000. From April 2000 to December 2000 Mr. Edwards served as the Chief Financial Officer of Bank of America Marketplace, LLC. and Bank of America Financial Services Engine, LLC.

     Mr. Larry A. Nelson has been Senior Vice President of New South since December 1997. Mr. Nelson is responsible for the day-to-day operations of automobile installment lending. From 1989 to 1997, he served as Vice President of New South.

     Ms. Lizabeth R. Nichols has been Vice President of the Company since August 1998 and has been Senior Vice President and General Counsel of New South since November 1998. From February 1998 to November 1998 Ms. Nichols served as Vice President and General Counsel of New South. From January 1997 to January 1998, Ms. Nichols served as Vice President and Legal Counsel of New South. Ms. Nichols has served as Vice President of Collateral since January 1997. Ms. Nichols has been a Director and General Counsel of Southland National Insurance Corporation, an affiliate since September 2000. From October 1993 to September 1996, Ms. Nichols was Vice President and Associate General Counsel of Protective Life Corporation, an insurance holding company and was an employee until January 1997.

     Ms. Cheryl R. Stone has been Vice President, Strategic Planning and Analysis, for the Company, New South and Collateral since January 2001. Ms. Stone was Acting Controller of the Company from January 2000 to January 2001 and a Vice President since November 1994. Ms. Stone served as Vice President of Loan Operations from July 1997 to January 2000 for Collateral and New South. From 1992 until July 1997, she served as Vice President and Controller of Collateral and New South. Ms. Stone has been Vice President of New South Banchsares from November 1994 to present.

Item 11.  Executive Compensation.

     The following table sets forth the compensation earned by the named Executive Officers of New South during the last two fiscal years.

Summary Compensation Table
--------------------------
Name and Principal Position    Year   Salary      Bonus      All Other
                                                          Compensation(1)

William T. Ratliff, III        2000  182,278     302,500         0
President of the Company       1999  127,000      96,252         0
                               1998  127,000     225,000         0

Robert M. Couch                2000  221,000     120,000         0
Executive Vice President       1999  216,000      80,000         0
of the Company                 1998  216,000(2)  180,000         0

David E. Mewbourne             2000  198,542      90,000         0
Executive Vice President       1999  190,000      90,000         0
 of New South                  1998  190,000     150,000         0

Cheryl R. Stone                2000  114,231      36,088         0
Vice President                 1999  102,584      42,175         0
Of New South                   1998   93,941      27,656         0

Lizabeth R. Nichols            2000  119,452      28,000         0
Vice President of Company      1999  105,833      40,000         0
                               1998   89,583      35,096         0

(1) Does include amounts contributed by the Company to the Executive Officer's 401(k) plan, the maximum amount which will be contributed to one individual is $4,900.

(2) Includes $ 39,600 reimbursed by Collateral under the Administrative Services Agreement (as defined herein) for services rendered by Mr. Couch to Collateral. See "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 1, 2001 (unless otherwise noted) with respect to (i) persons the Company believes to be the beneficial owners of 5 percent or more of the Company's common stock, (ii) each current director and each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all directors and executive officers of the Company, as a group:

Name and Address of Beneficial Owner       Amount and Nature of            Percentage
                                         Beneficial Ownership (1)    Beneficially Owned (1)

Mary R. Johnson-Butterworth                    104,512(2)                   8.32 percent
4731 Old Leeds Road
Birmingham, Alabama 35213

W.T. Ratliff, Jr.                              233,720                     18.62 percent
2621 Altadena Road
Birmingham, Alabama 35243

J.K.V. Ratliff                                 180,507                     14.38 percent
46 Greenway Road
Birmingham, Alabama 35213

William T. Ratliff, III                        137,678(3)                  10.97 percent
3944 Forest Glen Drive
Birmingham, Alabama 35213

Amelie L. Ratliff                               98,860                      7.87 percent
5 Fuller Street, #1
Brookline, Massachusetts 02446-2452

Daniel T. Ratliff                              109,444(4)                   8.72 percent
31315 Pine Run Drive
Ono Island
Orange Beach, Alabama 36561

Carlton McCoy Ray                               98,360                      7.83 percent
9949 Southwind Drive
Indianapolis, Indiana 46256

Thomas E. Gester                                22,390                      1.78 percent
3020 Briarcliff Road
Birmingham, Alabama 35223

Robert M. Couch                               5,347.60                      *
8 Club View Drive
Birmingham, Alabama 35223

All current directors and                   557,252.60                     44.38 percent
executive officers as a group (12
individuals)

______________________________

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

Item 13.  Certain Relationships and Related Transactions

     Certain affiliated corporations and limited partnerships in which Messrs. Ratliff, Jr., J.K.V. Ratliff and Ratliff, III are majority owners have been customers of New South in the ordinary course of business. These affiliated corporations and limited partnerships include Collateral, Safemate Life Insurance Company, Collateral Agency, Inc., Triad Guaranty, Inc., and Southland National Insurance Corporation. Outside of normal customer relationships, no directors or officers of the Company, no shareholders holding over five percent of the Company's voting securities, and no corporations or limited partnerships with which such persons or entities were associated, maintain or have maintained since December 31, 1999, any significant business or personal relationship with the Company or New South, except as described below. The terms of each of the transactions presented herein are similar to those that could have been obtained through negotiations with unaffiliated third parties.

     Transfer.   In connection with the Transfer, which is described in two agreements between Collateral and New South. New South agreed to make semi-annual payments to Collateral through June 30, 2000 based on a percentage of the aggregate principal balance of all residential mortgage loans originated through the 39 loan production offices. The percentage for the 12 month period ending 2000 is 0.10 percent, or $.2 million.

     Subservicing Agreement.   Collateral has entered into a Subservicing
Agreement with New South to service certain conforming residential mortgage loans for Collateral. The Subservicing Agreement has an indefinite term but may be terminated by Collateral with 60 days notice, provided Collateral pays New South a penalty equal to 1 percent of the aggregate amount of servicing outstanding on the date of termination. New South has the right to terminate the Subservicing Agreement with 30 days notice without penalty. Under the terms of the Subservicing Agreement, Collateral is required to reimburse New South for any non recoverable losses. During 2000, Collateral paid New South $.5 million under the terms of the Subservicing Agreement. New South paid Collateral $.4 million in 2000 for subservicing New South's owned commercial loan portfolio.

     Lease Agreements.   New South leases furnished office space from certain
affiliates. The Commercial Lease Agreements are each for terms of one year and are automatically renewable. Either party may terminate same with 60 days notice. During 2000 New South paid Collateral $1.9 million in rent.

     Administrative Services Agreement.   New South provides data processing,
legal, management, corporate accounting, human resources, mail, telecommunications and public relations services to certain affiliated companies under the terms of an Agreement for Administrative Services effective January 1, 1991 (the "Administrative Services Agreement"). The Administrative Services Agreement is for a term of one year, and is automatically renewable. The Administrative Services Agreement may be terminated by any party with sixty days notice. Administrative services are provided at actual costs, with fees being due quarterly. During 2000 New South collected $.1 million from Collateral Investment Corporation and $.06 million from Triad Guaranty Insurance Corporation.

     Investment Advisory Agreements.   In 2000, Collateral received fees from
Triad Guaranty Insurance Corporation and Southland National Insurance Corporation under the terms of Investment Advisory Agreements dated January 1, 1996. These Agreements have an indefinite term and may be terminated by either party with 60 days notice. For investment advisory services rendered, Collateral receives a fee based on the value of the assets actively managed. Collateral's advisory services are provided by New South personnel in the Capital Markets department who also serve as officers of Collateral. Approximately 20 percent of New South's Capital Markets department time is expended on these investment advisory services.

     During the first quarter of 2000, New South purchased certain servicing rights from Collateral to add to its servicing portfolio for $.8 million.

     Indebtedness of Management.    Certain directions and executive officers of
New South and its affiliates are currently indebted to New South for mortgage loans. These loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons, and
(iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

     Additional information concerning Relationships and Transactions with affiliated persons and organizations is incorporated herein by reference to "Footnote 19 - Related Party Transactions" under Item 8 filed herein.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(1)  The following documents are filed as part of this report:

     1. Financial Statements (Item 8)

     2. Financial Statement Schedules (see index annexed)

     3. Exhibits:

          The exhibits listed in the Exhibit Index on page ------- of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(2)  Reports on Form 8-K:

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



CAPACITY IN WHICH

SIGNATURE                     SIGNED                              DATE


                              Chairman and President          March 30, 2001
---------------------------
William T. Ratliff, III*


/s/ Richard W. Edwards        Vice President                 March 30, 2001
--------------------------    Chief Financial Officer
Richard W. Edwards


                              Director and Vice President     March 30, 2001
--------------------------
William T. Ratliff, Jr.*

                              Director and Vice President     March 30, 2001
--------------------------
J. K. V. Ratliff*


                              Director                        March 30, 2001
--------------------------
David W. Whitehurst*

* Lizabeth R. Nichols hereby signs this Report on March 30, 2001 on behalf of each of the indicated persons for whom she is attorney-in-fact pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Lizabeth R. Nichols


---------------------------
Elizabeth R. Nichols
Attorney-In-Fact

INDEX TO EXHIBITS



Exhibit No. Description of Exhibit
----------------------------------

         *1.1   Form of Underwriting Agreement
         *3.1   Certificate of Incorporation of New South Bancshares, Inc.
         *3.2   By-Laws of New South Banchares, Inc.
         *4.1   Certificate of Trust of New South Capital Trust I
         *4.2   Initial Trust Agreement of New South Capital Trust I
        **4.3   Form of Junior Subordinated Indenture between the Company and Bankers Trust
                Company, as Debenture Trustee
        **4.4   Form of Amended and Restated Trust Agreement of New South Capital Trust I
        **4.5   Form of Preferred Security Certificate for New South Capital Trust I (included as Exhibit A-1 of Exhibit 4.4)
        **4.6   Form of Guarantee Agreement for New South Capital Trust I
        **5.1   Opinion of Balch & Bingham LLP as to legality of the Junior Subordinated
                Debentures and the Guarantees to be issued by the Company
        **5.2   Opinion of Richards, Layton & Finger, P.A. as to legality of the Preferred
                Securities to be issued by New South Capital Trust I
       ***8.1   Opinion and consent of Balch & Bingham LLP regarding certain federal income tax matters
       **10.1   Asset Purchase Agreement dated July 1, 1997
       **10.2   Lease Agreement dated July 1, 1997
       **10.3   Sub Servicing Agreement dated December 31, 1986
       **10.4   Loan/Mortgage B Securities Master Participation Agreement dated March 30, 1988
       **10.5   Commercial Lease Agreement dated April 20, 1993
       **10.6   Commercial Lease Agreement dated January 1, 1998
       **10.7   Administrative Services Agreement dated January 1, 1991
       **10.8   Real Estate Purchase Agreement dated June 6, 1997
       **10.9   Loan Participation Agreement dated November 25, 1997
      ***10.10  Stock Purchase Agreement dated December 31, 1997
       **12.1   Computation of ratio of earnings to fixed charges
     ****16     Letter from Ernst & Young LLP
         21     List of Subsidiaries of New South Bancshares, Inc.
      ***23.23  Consent of Balch & Bingham (included in the opinion in Exhibit 8.1)
       **23.3   Consent of Richards, Layton & Finger, P.A. (included in the opinion in Exhibit 5.2)
         24.1   Power of Attorney
       **25.1   Form T-1 Statement of Eligibility of Bankers Trust Company to act as trustee under (i) the Junior Subordinated Indenture (ii) the Amended and Restated Trust
                Agreement of New South Capital Trust I and (iii) the Guarantee for the benefit of the holders of Preferred Securities of New South Capital Trust I.

-------------
   * Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
  ** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998
 *** Filed with Amendment No. 2 to the Registration Statement of Form S-1, filed My 26, 1998
****  Filed with Amendment to Form 8-K, filed November 19, 1998