Form 10-Q
period 2001-03-31
NEW SOUTH BANCSHARES INC
filed 2001-05-15
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ---------------------------------

                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                       ---------------------------------

For the Quarterly Period Ended March 31, 2001   Commission file number 333-49459


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


Yes   X         No         .
    -----          --------

                           NEW SOUTH BANCSHARES, INC.
                                   FORM 10-Q
                                     INDEX


Part I.   Financial Information                                             Page
                                                                            ----
          Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 2001 and
               December 31, 2000............................................  3

            Consolidated Income Statements - Three months ended
               March 31, 2001 and 2000......................................  4

            Consolidated Statements of Cash Flow - Three months ended
               March 31, 2001 and 2000......................................  5

            Notes to Consolidated Financial Statements......................  6

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 11

Part II.  Other Information

          Item 1.  Legal Proceedings.......................................  20

          Item 5.  Other Information.......................................  20

          Item 6.  Exhibits and Reports on Form 8-K........................  20

Signatures.................................................................  21

Exhibit Index..............................................................  22

                                        NEW SOUTH BANCSHARES, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,     December 31,
                                                                                    2001           2000
                                                                                 ----------     -----------
                                                                                 (Unaudited)     (Audited)
                                                                                       (In thousands)
ASSETS
Cash and due from banks                                                          $    8,973     $   14,286
Interest-bearing deposits in other banks                                             75,455         11,033
Federal funds sold and securities purchased under
  agreements to resell                                                                7,500              -
Investment securities available for sale                                            151,362        168,176
Residual interest in loan securitizations                                             8,347          8,259
Loans available for sale                                                            124,659         74,449

Loans, net of unearned income                                                       697,297        895,186
Allowance for loan losses                                                           (13,506)       (13,513)
                                                                                 ----------     ----------
       Net Loans                                                                    683,791        881,673
Premises and equipment, net                                                           8,857          9,049
Mortgage servicing rights, net                                                       19,222         16,176
Other assets                                                                         44,314         39,676
                                                                                 ----------     ----------
           Total Assets                                                          $1,132,480     $1,222,777
                                                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                        $   67,235     $   63,037
      Interest-bearing                                                              847,118        853,189
                                                                                 ----------     ----------
         Total Deposits                                                             914,353        916,226
Federal funds purchased and securities sold under
     agreements to repurchase                                                             -         53,213
Federal Home Loan Bank advances                                                      98,415        133,415
Notes payable                                                                        12,434         11,599
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                         34,500         34,500
Accrued expenses, deferred revenue, and other liabilities                            14,559         13,816
                                                                                 ----------     ----------
           Total Liabilities                                                      1,074,261      1,162,769

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued
     and outstanding: 1,255,537.1 at March 31, 2001 and December 31, 2000)            1,256          1,256
Surplus                                                                              29,475         29,475
Retained earnings                                                                    32,118         29,062
Accumulated other comprehensive income (loss)                                        (4,630)           215
                                                                                 ----------     ----------
           Total Shareholders' Equity                                                58,219         60,008
                                                                                 ----------     ----------

           Total Liabilities and Shareholders' Equity                            $1,132,480     $1,222,777
                                                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

                                NEW SOUTH BANCSHARES, INC.
                              CONSOLIDATED INCOME STATEMENTS
                                       (Unaudited)

                                                                              For the three months ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                   2001          2000
                                                                              -----------     ----------
                                                                                     (In thousands)
Interest Income:
  Interest on securities available for sale                                       $ 4,425      $ 2,744
  Interest on loans                                                                21,025       18,983
  Interest on other short-term investments                                            226          110
                                                                                  -------      -------
    Total Interest Income                                                          25,676       21,837

Interest Expense:
  Interest on deposits                                                             13,532       10,620
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                                                    463          897
  Interest on Federal Home Loan Bank advances                                       2,712        2,020
  Interest on notes payable                                                           248           88
  Interest expense on guaranteed preferred beneficial interests in
    the Company's subordinated debentures                                             733          733
                                                                                  -------      -------
    Total Interest Expense                                                         17,688       14,358

Net Interest Income                                                                 7,988        7,479

   Provision for Loan Losses                                                        1,803          468
                                                                                  -------      -------

Net Interest Income After Provision for Loan Losses                                 6,185        7,011

Noninterest Income:
  Loan administration income                                                        2,540        3,071
  Origination fees                                                                  2,456        1,713
  Gain/(Loss) on sale of investment securities available for sale                  (1,031)         195
  Gain on sale of loans and mortgage servicing rights                               6,912        3,041
  Other income                                                                      1,023        1,138
                                                                                  -------      -------
    Total Noninterest Income                                                       11,900        9,158

Noninterest Expense:
  Salaries and benefits                                                             8,358        8,101
  Net occupancy and equipment expense                                               1,119        1,635
  Other expense                                                                     4,207        5,010
                                                                                  -------      -------
    Total Noninterest Expense                                                      13,684       14,746
                                                                                  -------      -------


Income Before Provision for Income Taxes and Cumulative
 Effect of a Change in Accounting Principle                                         4,401        1,423
  Provision for Income Taxes                                                          221           85
                                                                                  -------      -------

Income Before Cumulative Effect of a Change in Accounting
 Principle                                                                          4,180        1,338

Cumulative Effect of a Change in Accounting for Derivative
 Instruments and Hedging Activities, Net of Tax Beneift of $72                      1,124            -
                                                                                  -------      -------

     Net Income                                                                   $ 3,056      $ 1,338
                                                                                  =======      =======
Weighted average shares outstanding                                                 1,256        1,256

Earnings per share
 Cumulative Effect of a Change in Accounting for Derivative
  Instruments and Hedging Activities                                              $  0.89      $     -
                                                                                  =======      =======

 Net Income                                                                       $  2.43      $  1.07
                                                                                  =======      =======

See accompanying notes to consolidated financial statements.


                                         NEW SOUTH BANCSHARES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       ----------------------
                                                                                          2001        2000
                                                                                       ---------    ---------
                                                                                           (In thousands)

  Operating Activities:
  Net income                                                                           $   3,056   $   1,338
  Adjustments to reconcile net income to net cash used in operating activities:
    Accretion of discounts and fees                                                         (509)       (115)
    Provision for loan losses                                                              1,803         468
    Depreciation and amortization                                                            491         665
    Amortization of mortgage servicing rights                                                898         919
    (Gain) loss on sale of investment securities available for sale                        1,031        (195)
    Origination of  mortgage loans held for sale                                        (516,540)   (103,522)
    Proceeds from the sale of mortgage loans held for sale and servicing rights          379,022      79,565
    Gain on sale of loans and mortgage servicing rights                                   (6,912)     (3,041)
    Increase in other  assets                                                             (8,269)     (3,887)
    Increase (decrease) in accrued expenses, deferred
      revenue and other liabilities                                                       (5,557)      1,280
                                                                                       ---------   ---------
       Net Cash Used in Operating Activities                                            (151,486)    (26,525)

 Investing Activities:
   Net increase in interest bearing deposits in other banks                              (64,422)     (6,396)
   Proceeds from  sales of investment securities available for sale                      126,841      13,947
   Net increase in federal funds sold and securities purchased
     under agreements to repurchase                                                       (7,500)          -
   Proceeds from maturities and calls of investment securities
     available for sale                                                                    2,945           -
   Purchases of investment securities available for sale                                 (18,212)     (5,465)
   Net (increase) decrease in loan portfolio                                             196,162     (33,968)
   Purchases of premises and equipment                                                      (299)     (1,114)
   Proceeds from sale of premises and equipment                                                9           8
   Net (investment in) proceeds from sale of  real estate owned                             (100)        338
                                                                                       ---------   ---------
       Net Cash Provided by (Used in) Investing Activities                               235,424     (32,650)

 Financing Activities:
   Net increase in noninterest bearing deposits                                            4,198       4,541
   Net increase (decrease) in interest bearing deposits                                   (6,071)     27,974
   Net increase (decrease) in federal funds purchased and securities
     sold under agreements to repurchase                                                 (53,213)      9,135
   Net increase in note payable                                                              835           -
   Net increase (decrease) of Federal Home Loan Bank Advances                            (35,000)     19,999
                                                                                       ---------   ---------
       Net Cash Provided by (Used in) Financing Activities                               (89,251)     61,649
                                                                                       ---------   ---------

 Net increase (decrease) in cash and cash equivalents                                     (5,313)      2,474
 Cash and cash equivalents at beginning of year                                           14,286       6,943
                                                                                       ---------   ---------
 Cash and cash equivalents at end of year                                              $   8,973   $   9,417
                                                                                       =========   =========

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                       Three Months Ended March 31, 2001

1. General

     The consolidated financial statements have been prepared using generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income and were not material to the financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.  Accounting For Derivative Instruments and Hedging Activities

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

     The Company adopted SFAS 133 effective January 1, 2001 and recognized a cumulative-effect transition adjustment of approximately $1.1 million to decrease net income for the effect of the change in the accounting principle relating to derivatives that did not receive hedge accounting treatment. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce accumulated other comprehensive income ("OCI") by $3.2 million on a pre-tax basis. The transition adjustment to OCI represents net unrealized losses on derivative instruments that qualify as cash flow hedges.

     The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes under SFAS 133. The following summarizes the impact on earnings from valuation adjustments relating to these derivatives.

              Valuation Adjustments of Nondesignated Derivatives
                       Three Months Ended March 31, 2001
                                (In thousands)

                                                         Gain
                                                        (Loss)
                                                       --------
    Interest rate caps                                 $ (293)
    Interest rate lock contracts                          (11)
    Mandatory forward delivery contracts                  137
                                                       ------
                                                       $ (167)
                                                       ======

     During First Quarter 2001, certain mandatory forward delivery contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights. During the First Quarter 2001, OCI was reduced by $2.7 million, net of tax, reflecting the decline in value of those derivatives receiving cash flow hedge treatment. OCI was increased by $.1 million resulting from reclassification into earnings resulting from First Quarter 2001 hedge ineffectiveness. Any future ineffectiveness will result in earnings volatility which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

3. S Corporation Election

     The Company is an S Corporation. Such corporations generally are not subject to Federal corporate taxation. Certain states, however, do not recognize S Corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders will be required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes.

     Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. Although the Company did not declare dividends in the three month periods ending March 31, 2001 or March 31, 2000, such dividends are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed. The Company declared a dividend to its shareholders in April 2001 in the amount of $6.6 million.

4. Comprehensive Income

     Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, nonowner transactions consist of changes in unrealized gains and losses on securities available for sale and changes relating to cash flow hedges under SFAS 133. The following table represents, in thousands, comprehensive income for the three months ended March 31, 2001 and 2000.

                                                                         Three Months Ended
                                                                             March 31,
                                                                         ------------------
                                                                           2001      2000
                                                                         -------    -------
Net income............................................................   $ 3,056    $1,338

Other comprehensive loss, net of tax:
     Cumulative effect of a change in accounting for
      derivative instruments and hedging activities...................    (3,222)        -
     Net losses on current period cash flow hedges....................    (2,699)        -
     Reclassification adjustment for amount included
      in net income...................................................      (274)        -
     Unrealized gain (loss) on investment securities
      available for sale..............................................     1,350      (746)
                                                                         -------    ------
      Other comprehensive loss........................................    (4,845)     (746)

Comprehensive income (loss) ..........................................   $(1,789)   $  592
                                                                         =======    ======

5. Segment Reporting

     Reportable segments consist of Residential Mortgage Banking, Automobile Lending, and Portfolio Management.

     Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Automobile Lending consists of the origination and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as its funding needs. Residential Mortgage Banking and Automobile Lending retain the assets generated by each unit, which are credited with the interest income generated by those assets. The originating unit pays a market based funds used charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three months ended March 31, 2001 and 2000, in thousands, are included in the following table.

                                                     For the three months ended March 31, 2001
                                      ---------------------------------------------------------------------------
                                      Residential
                                       Mortgage       Automobile      Portfolio
                                       Lending         Lending       Management           Other      Consolidated
                                      -----------    -----------     ----------         --------     ------------
Interest income                        $ 13,300        $  3,472        $  5,009         $  3,895      $   25,676
Interest expense                              2               -          16,705              981          17,688
Intra-company funds (used) / provided    (7,832)         (1,379)         11,303           (2,092)              -
Provision for loan losses                   153           1,075               -              575           1,803
Noninterest income                       11,103             550            (694)             941          11,900
Noninterest expense                       8,358           1,174           1,192            2,960          13,684
                                       --------        --------        --------          -------      ----------
Net income (loss) before
 income taxes and
 cumulative effect of a change in
 accounting principle                     8,058             394          (2,279)          (1,772)          4,401
Provision for (benefit of)
 income taxes                               405              20            (115)             (89)            221
                                       --------        --------        --------          -------      ----------
Net income before
 cumulative effect
 of a change in accounting principle      7,653             374          (2,164)          (1,683)          4,180
Cumulative effect of change in
 accounting principle                         -               -           1,124                -           1,124
                                       --------        --------        --------          -------      ----------
  Net income (loss)                    $  7,653        $    374        $ (3,288)        $ (1,683)     $    3,056
                                       ========        ========        ========         ========      ==========
Depreciation and
 amortization, net                     $    214        $     30        $     10         $    237      $      491
Total assets                            552,326         119,537         185,639          274,978       1,132,480
Capital expenditures                        184               3               1              111             299

                                                     For the three months ended March 31, 2000
                                      ---------------------------------------------------------------------------
                                      Residential
                                       Mortgage       Automobile      Portfolio
                                       Lending         Lending        Management           Other      Consolidated
                                      -----------    -----------      ----------         --------     ------------
Interest income                        $ 10,719        $  2,743        $  4,905         $  3,470      $   21,837
Interest expense                            355              79          13,726              198          14,358
Intra-company funds (used)/
 provided                                (9,351)         (2,214)         13,587           (2,022)              -
Provision for loan losses                     3               -              98              367             468
Noninterest income                        7,565             690          (1,613)           2,516           9,158
Noninterest expense                       8,036           1,348             779            4,583          14,746
                                       --------        --------        --------          -------      ----------
Net income (loss) before
 income taxes                               539            (208)          2,276           (1,184)          1,423
Provision for (benefit of)
 income taxes                                33             (12)            155              (91)             85
                                       --------        --------        --------          -------      ----------
  Net income (loss)                    $    506        $   (196)       $  2,121         $ (1,093)     $    1,338
                                       ========        ========        ========         ========      ==========
Depreciation and
 amortization, net                     $    212        $     45        $      9         $    399      $      665
Total assets                            559,341         110,250         250,613          164,424       1,084,628
Capital expenditures                        171               2               -              941           1,114


6. Recent Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral along with requiring certain disclosures. This statement is effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000, which were not material to the Company's financial statement presentation. Management does not expect the other requirements of this standard to have a significant impact on the financial statements.

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

     The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at March 31, 2001 as compared to December 31, 2000, in addition to including an analysis of income for the three months ended March 31, 2001 ("First Quarter 2001") as compared to the three months ended March 31, 2000 ("First Quarter 2000").

     In March 2001, the Company completed the securitization of approximately $229 million of primarily residential nonconforming mortgage loans (the "Securitization"), recording a gain of $3.4 million. The nature and timing of the Securitization had a significant impact on the First Quarter 2001 results of operations as well as March 31, 2001 period end assets and liabilities, especially First Quarter 2001 averages. The residual interest in the amount of $6.9 million associated with the Securitization was sold to an affiliated company at fair value.

Net Income and Key Performance Ratios

     New South reported net income of $3.1 million for First Quarter 2001, a
128.4 percent increase from net income of $1.3 million for First Quarter 2000. On a per share basis, net earnings were $2.43 and $1.07, respectively, for the same periods. First Quarter 2001 results of operations also included a transition adjustment relating to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities of $1.1 million, or $.89 per share. During First Quarter 2001 the annualized return on average assets was 0.98 percent and the annualized return on average equity was
20.97 percent compared to 0.52 percent and 11.74 percent, respectively, for First Quarter 2000.

Net Interest Income, Earning Assets and Interest-bearing Liabilities

     Net interest income for First Quarter 2001 was $8.0 million, a 6.8 percent increase from $7.5 million for First Quarter 2000. This increase is primarily attributable to an increase in average earning assets of $194.0 million, to $1,157.7 million during First Quarter 2001, compared with $963.7 million during First Quarter 2000. The impact of the increase in average earning assets was offset with comparable increases in the level of average interest-bearing liabilities of $199.4 million to $1,129.2 million during First Quarter 2001, compared with $929.8 million during First Quarter 2000. Net interest income was also effected by a decline in the yield on earning assets of 12 basis points and an increase in the cost of interest-bearing liabilities of 14 basis points. Overall, this movement in volumes and rates resulted in a decrease in the net interest rate margin of 32 basis points during the First Quarter 2001 compared with the same period in 2000.

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

                                           Average Balances, Income, Expense, and Rates

                                                                     Three Months Ended March 31,
                                                -----------------------------------------------------------------------
                                                               2001                                   2000
                                                ---------------------------------      --------------------------------
                                                Average       Income/     Yield/        Average     Income/      Yield/
                                                Balance       Expense      Rate         Balance     Expense       Rate
                                                -------       -------     -----         -------     -------      ------
                                                                 (In thousands, except percentages)
Assets
 Loans, net of unearned income(1)...........   $  888,076   $21,025        9.60%      $  796,451   $   18,983     9.59%
 Federal funds sold.........................       17,590       226        5.21            7,727          110     5.73
 Investment securities available for sale ..      179,086     3,073        6.96          101,729        1,750     6.92
 Other investments..........................       72,909     1,352        7.52           57,748          994     6.92
                                               ----------   -------                   ----------    ---------

  Total earning assets......................    1,157,661    25,676        8.99          963,655       21,837     9.11
 Allowance for loan losses..................      (13,133)                               (11,316)
 Other assets...............................      117,215                                 80,344
                                               ----------                             ----------
  Total Assets..............................   $1,261,744                             $1,032,683
                                               ==========                             ==========
Liabilities and Shareholders' Equity
 Other interest-bearing deposits............   $    3,865        64        6.72       $    3,787           64     6.80
 Savings deposits...........................       69,319       800        4.68           77,141          854     4.45
 Time deposits..............................      785,702    12,668        6.54          644,072        9,702     6.06
 Other borrowings...........................       41,242       711        6.99           59,950          985     6.61
 Federal Home Loan Bank advances............      194,526     2,712        5.65          110,395        2,020     7.36
 Guaranteed preferred beneficial interests
   in the Company's subordinated debt.......       34,500       733        8.55           34,500          733     8.55
                                               ----------   -------                   ----------    ---------

  Total interest-bearing liabilities........    1,129,154    17,688        6.35          929,845       14,358     6.21

 Noninterest-bearing deposits...............       59,034                                 46,788
 Accrued expenses and other liabilities.....       14,442                                 10,230
 Shareholders' equity.......................       59,114                                 45,820
                                               ----------                             ----------
 Total Liabilities and Shareholders' Equity.   $1,261,744                             $1,032,683
                                               ==========                             ==========
                                                                           ----                                   ----
Net interest rate spread...................                                2.64%                                  2.90%
                                                                           ====                                   ====
                                                            -------                                ----------
Net interest income........................                 $ 7,988                                $    7,479
                                                            =======                                ==========
Net interest rate margin...................                                2.80%                                  3.12%
                                                                           ====                                   ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.


     Loans averaged $888.1 million during First Quarter 2001, compared with $796.5 million during First Quarter 2000, an increase of 11.5 percent, attributable to increased loan origination volume reflecting a lower mortgage interest rate environment. Investment securities available for sale increased
76.0 percent when comparing the First Quarter 2001 average of $179.1 million to the First Quarter 2000 average of $101.7 million, also effected by First Quarter 2001 loan origination volume as the Company converted loans originated into mortgage backed securities.

     The increase in average earning assets required increases in the Company's major sources of funding. As a result, average time deposits increased by $141.6 million, or 22.0 percent, from $644.1 million during the First Quarter 2000 to $785.7 million during the First Quarter 2001. Federal Home Loan Bank advances averaged $194.5 million during First Quarter 2001, and averaged $110.4 million during First Quarter 2000, an increase of $84.1 million, or 76.2 percent.

     Loans, including loans available for sale and loans, net of unearned income, represents the largest component of earning assets and totaled $822.0 million at March 31, 2001 and $969.6 million at December 31, 2000, a decline of $147.6 million, or 15.2 percent, reflecting the Securitization. The Securitization also reduced the quarter-end balance of loans to amounts below their average balances outstanding during First Quarter 2001. Because of the size of the Securitization and the nature of the assets included, the Company expects some decline in its net interest rate spread and net interest rate margin during the remainder of 2001. The amount of this decline will be effected by the loan origination volume and interest rate levels of loan production during that period.

     During First Quarter 2001, investment securities available for sale averaged $179.1 million compared with $101.7 million during First Quarter 2000, an increase of $77.4 million, or 76.0 percent, reflecting a change in the sale delivery method of conforming mortgage loans from a flow to a mini-bulk basis. This change in delivery method has also increased the Company's level of loans available for sale.

     The March 31, 2001 levels of certain short-term interest bearing assets and interest-bearing liabilities were significantly impacted by the Securitization causing variation from their First Quarter 2001 averages. Proceeds from the Securitization facilitated an increase in interest-bearing deposits in other banks of $64.4 million, from $11.0 million at December 31, 2000. Securitization proceeds also resulted in the repayment of $35.0 million, or 35.6 percent, in Federal Home Loan Bank advances to $98.4 million at March 31, 2001 and the full repayment of federal funds purchased and securities sold under agreements to repurchase.

Noninterest Income and Noninterest Expenses

     Noninterest income totaled $11.9 million during First Quarter 2001 compared to $9.2 million for the same period in the prior year, an increase of $2.7 million, or 29.9 percent. Significant components of noninterest income include loan administration income, origination fees, and gains or losses resulting from the sales of investment securities, loans, and mortgage servicing rights. Loan administration income totaled $2.5 million in First Quarter 2001 compared with $3.1 million during First Quarter 2000, a decrease of $.6 million, or 17.3 percent. This decrease resulted from an increase in amortization of existing servicing rights and a decline in fees relating to automobile loan servicing. Origination fees reflect increased production volume characteristic of relatively lower mortgage interest rates and increases in refinancing volumes and amounted to $2.5 million and $1.7 million for First Quarter 2001 and First Quarter 2000, respectively, an increase of $.8 million, or 43.4 percent. Overall, production in the Bank's Residential Mortgage Lending segment increased
83.0 percent from First Quarter 2000 compared to First Quarter 2001. Gain on the sales of loans and mortgage servicing rights during First Quarter 2001 totaled $6.9 million compared with $3.0 million during First Quarter 2000, an increase of $3.9 million, or 127.3 percent, of which $3.4 million related to the Securitization. During First Quarter 2001, the Company realized losses on sales of investment securities available for sale totaling $1.0 million compared with gains during the same period in 2000 of $.2 million, a decline of $1.2 million, related to the satisfaction of mandatory forward delivery contracts requiring the delivery of conforming mortgage loans.

     Noninterest expenses totaled $13.7 million during First Quarter 2001, a $1.0 million, or 7.2 percent, decrease compared to $14.7 million for the same period in 2000. Salaries and benefits were $8.4 million for First Quarter 2001, a $.3 million increase compared to $8.1 million for the same period in the prior year. The change in salaries and benefits was the combined effect of a $.9 decrease attributable to Avondale because it conducted no operations during First Quarter 2001, but did operate during the same period in 2000 and higher compensation resulting from an increase in the loan production volume during 2001. Occupancy and equipment expense was $1.1 million in First Quarter 2001 and $1.6 million in First Quarter 2000, a decrease of $.5 million, or 31.6 percent, primarily attributable to the curtailment of Avondale's operations. Other noninterest expenses totaled $4.2 million in First Quarter 2001 and $5.0 million in First Quarter 2000, a decrease of $.8 million, or 16.0 percent, resulting from the combined effect of a decrease of $1.3 million attributable to Avondale and increased production volumes during First Quarter 2001 compared with the same period in 2000.

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

     At March 31, 2001, New South had interest rate swap contracts with notional amounts totaling $180 million. Of these, $140 million were receive variable/pay fixed swap contracts designated to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. Additionally, the Company has entered into $40 million of receive fixed/pay variable swaps related to certain brokered certificates of deposit utilized in the Company's overall funding. These swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

     In addition, New South had $325 million in interest rate cap contracts outstanding at March 31, 2001. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The interest rate cap contracts serve to mitigate increases in the costs of liabilities.

Asset Quality

      The following table summarizes nonperforming assets as of March 31, 2001 and December 31, 2000.



                             Nonperforming Assets
                      (In thousands, except percentages)

                                                               March 31,         December 31,
                                                                 2001               2000
                                                             ---------------------------------


           Nonaccrual loans.................................   $14,699            $13,621
           Restructured loans...............................     1,862              1,879
                                                               -------            -------

             Total nonperforming loans.....................     16,561             15,500
           Foreclosed properties...........................      3,224              3,124
                                                               -------            -------
             Total nonperforming assets....................    $19,785            $18,624
                                                               =======            =======


           Allowance for loan losses to period-end loans ...      1.94%              1.51%
           Allowance for loan losses to period-end
             nonperforming loans............................     81.55%             87.18%
           Allowance for loan losses to period-end
             nonperforming assets...........................     68.26%             72.56%
           Nonperforming assets to period-end loans
             and foreclosed properties .....................      2.82%              2.07%
           Nonperforming loans to period-end loans..........      2.38%              1.73%

      The increase in nonaccrual loans is related to certain construction-perm loans and certain repurchased government loans relating to the Company's loan servicing activities. As a result, the allowance for loan losses remained at $13.5 million despite the securitization. The deterioration of the ratio of nonperforming assets to period-end loans and foreclosed property and the ratio of nonperforming loans to period-end loans reflect the reduced March 31, 2001 loan levels attributable to the Securitization.

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

     The following table analyzes activity in the allowance for loan losses for First Quarter 2001.

               Analysis of the Allowance for Loan Losses
               For the three months ended March 31, 2001
                  (In thousands, except percentages)


     Average loans, net of unearned income................. $888,076
                                                            ========


     Balance of allowance for loan losses
       at beginning of period.............................. $ 13,513

     Loans charged off:
       Residential mortgage................................      890
       Installment.........................................    1,564
       Commercial real estate..............................        -
                                                            --------
         Total charge-offs.................................    2,454
                                                            --------


     Recoveries of loans previously charged off:
       Residential mortgage................................       99
       Installment.........................................      545
       Commercial real estate..............................        -
                                                            --------
         Total recoveries..................................      644
                                                            --------


     Net charge-offs.......................................    1,810
     Addition to allowance charged to expense .............    1,803
                                                            --------


     Balance of allowance for loan losses
       at end of period.................................... $ 13,506
                                                            ========


     Net charge-offs to average loans, net of
       unearned income, annualized.........................     0.83%


     The following table summarizes the Company's ratio of net charge-offs to average loans, net of unearned income for the periods indicated:

                                            Analysis of Net Loan Losses to Average Loans
                                                (In thousands, except percentages)

                                                              Three Months Ended               Year Ended
                                                                   March 31,                   December 31,
                                                            ----------------------        ----------------------
                                                              2001          2000            2000          1999
                                                            --------      --------        --------      --------
Average loans, net of unearned income.................      $888,076      $796,451        $894,681      $898,379
                                                            ========      ========        ========      ========

Net charge-offs.......................................      $  1,810      $    273        $  3,166      $  1,631
                                                            ========      ========        ========      ========

Net charge-offs to average loans, net of
  unearned income, annualized.........................          0.83%         0.14%           0.35%         0.18%

     The provision for loan losses was $1.8 million for First Quarter 2001 compared with $.5 million for the First Quarter 2000, an increase of $1.3 million. The increase in the provision for loan losses reflects the higher level of nonperforming loans and increases in net charge-offs of primarily residential and installment loans. At March 31, 2001 and December 31, 2000, the allowance for loan losses was $13.5 million. As a percentage of loans, net of unearned income, the allowance for loan losses increased to 1.94 percent at March 31, 2001 from 1.51 percent at December 31, 2000, as a result of the reduction in loans attributable to the Securitization.

Capital

     At March 31, 2001 shareholders' equity of the Company totaled $58.2 million, or 5.1 percent of total assets, compared to $60.0 million, or 4.9
percent of total assets at December 31, 2000.   The increase is attributable to
the net income of $3.1 million earned during First Quarter 2001, reduced by a $4.9 million increase in accumulated other comprehensive loss. The Company declared a dividend to its' shareholders in April 2001 in the amount of $6.6 million.

     The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from zero to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common shareholder's equity, excluding the unrealized gain or loss on securities available for sale, plus minority interest in consolidated subsidiaries, and minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios of the Bank for the indicated periods.

                                    Analysis of Capital

                                                               As of                 As of
                                                             March 31,            December 31,
                                                               2001                   2000
                                                          --------------       ------------------
                                                           (In thousands, except for percentages)

Shareholder's equity.....................................     $ 96,557             $ 98,345
Minority interest in consolidated subsidiaries...........          238                  206
Unrealized (gains) losses on investment securities
  available for sale.....................................        4,630                 (215)
                                                              --------             --------
    Tier 1 capital.......................................      101,425               98,336

  Allowance for loan losses..............................        9,532                9,282
                                                              --------             --------
    Tier 2 capital.......................................        9,532                9,282

Low level recourse deduction.............................        8,347                8,259
Other....................................................          146                  150
                                                              --------             --------
    Total deductions.....................................        8,493                8,409
                                                              --------             --------

    Total risk-based capital.............................     $102,464             $ 99,209
                                                              ========             ========


Risk-weighted assets (including off-balance
 sheet exposure).........................................     $831,143             $898,939
Tier 1 leverage ratio....................................         8.93%                8.05%
Total risk-based capital ratio...........................        12.33                11.04
Tier 1 risk-based capital ratio(1).......................        12.19                10.92

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

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     ITEM 6(A)--EXHIBITS

     The exhibits listed in the Exhibit Index at page 22 of this Form 10-Q are filed herewith or are incorporated by reference herein.

     ITEM 6(B)--REPORTS on Form 8-K

     No report on Form 8-K was filed by the Company during the period January 1, 2001 to March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2001                     By: /s/ Robert M. Couch
                                     -----------------------------------------
                                 Robert M. Couch
                                 Executive Vice President

May 14, 2001                     By: /s/ Richard W. Edwards
                                     -----------------------------------------
                                 Richard W. Edwards
                                 Vice President and Chief Financial Officer

EXHIBIT INDEX

     The following is a list of exhibits including items incorporated by reference:

           *3.1      Certificate of Incorporation of New South Bancshares, Inc.
           *3.2      By-Laws of New South Bancshares, Inc.
           *4.1      Certificate of Trust of New South Capital Trust I
           *4.2      Initial Trust Agreement of New South Capital Trust I
          **4.3      Form of Junior Subordinated Indenture between the
                     Company and Bankers Trust Company, as Debenture Trustee
         **10.       Material Contracts


------------
* Filed with Registration Statement on Form S-1, filed April 6, 1999, registration No.333-49459
** Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1999
*** Filed with Amendment No. 2 to the Registration Statement on Form S-1, filed May 26, 1999