Form 10-Q
period 2001-06-30
NEW SOUTH BANCSHARES INC
filed 2001-08-14
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ---------------------------------

                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934

                       ---------------------------------

 For the Quarterly Period Ended June 30, 2001 Commission file number 333-49459


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

Part I.   Financial Information                                              Page
                                                                             ----
          Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - June 30, 2001 and
            December 31, 2000..............................................    2

          Consolidated Income Statements - Three months ended
            June 30, 2001 and 2000.........................................    3

          Consolidated Income Statements - Six months ended
            June 30, 2001 and 2000.........................................    4

          Consolidated Statements of Cash Flows - Six months ended
            June 30, 2001 and 2000.........................................    5

          Notes to Consolidated Financial Statements.......................    6

          Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   11

Part II.  Other Information

          Item 1.  Legal Proceedings.......................................   20

          Item 4.  Submission of Matters to a Vote of Security Holders.....   20

          Item 5.  Other Information.......................................   21

          Item 6.  Exhibits and Reports on Form 8-K........................   21

Signatures.................................................................   21

Exhibit Index..............................................................   21

                              NEW SOUTH BANCSHARES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,      December 31,
                                                                                   -----------------------------
                                                                                       2001              2000
                                                                                   -----------        ----------
                                                                                   (Unaudited)        (Audited)
                                                                                            (In thousands)
ASSETS
Cash and due from banks                                                            $    16,769        $   14,286
Interest-bearing deposits in other banks                                                47,233            11,033
Federal funds sold and securities purchased under
  agreements to resell                                                                   4,150                 -
Investment securities available for sale                                               200,491           168,176
Residual interest in loan securitizations                                                8,199             8,259
Loans available for sale                                                               115,345            74,449

Loans, net of unearned income                                                          705,267           895,186
Allowance for loan losses                                                              (11,717)          (13,513)
                                                                                    ----------        ----------
       Net Loans                                                                       693,550           881,673
Premises and equipment, net                                                              8,585             9,049
Mortgage servicing rights, net                                                          19,868            16,176
Other assets                                                                            44,401            39,676
                                                                                    ----------        ----------
           Total Assets                                                             $1,158,591        $1,222,777
                                                                                    ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                           $   58,094        $   63,037
      Interest-bearing                                                                 808,880           853,189
                                                                                    ----------        ----------
         Total Deposits                                                                866,974           916,226
Federal funds purchased and securities sold under
     agreements to repurchase                                                           83,223            53,213
Federal Home Loan Bank advances                                                         95,026           133,415
Notes payable                                                                           10,328            11,599
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                            34,500            34,500
Accrued expenses, deferred revenue, and other liabilities                               14,749            13,816
                                                                                    ----------        ----------
           Total Liabilities                                                         1,104,800         1,162,769


Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued
     and outstanding: 1,255,537.1 at June 30, 2001 and December 31, 2000)                1,256             1,256
Surplus                                                                                 29,475            29,475
Retained earnings                                                                       26,028            29,062
Accumulated other comprehensive income (loss)                                           (2,968)              215
                                                                                    ----------        ----------
           Total Shareholders' Equity                                                   53,791            60,008
                                                                                    ----------        ----------
           Total Liabilities and Shareholders' Equity                               $1,158,591        $1,222,777
                                                                                    ==========        ==========

See accompanying notes to consolidated financial statements

                             NEW SOUTH BANCSHARES, INC.
                           CONSOLIDATED INCOME STATEMENTS
                                     (Unaudited)

                                                                                           For the three months ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                             2001              2000
                                                                                           -------           --------
                                                                                             (In thousands, except
                                                                                                 per share data)
Interest Income:
    Interest on securities available for sale                                               $ 3,708           $ 3,807
    Interest on loans                                                                        16,765            20,720
    Interest on other short-term investments                                                    265               147
                                                                                            -------           -------
         Total Interest Income                                                               20,738            24,674

Interest Expense:
    Interest on deposits                                                                     12,222            11,045
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                                         473             1,240
    Interest on Federal Home Loan Bank advances                                               1,323             2,815
    Interest on notes payable                                                                   229                92
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                                  733               733
                                                                                            -------           -------
         Total Interest Expense                                                              14,980            15,925

Net Interest Income                                                                           5,758             8,749

    Provision for loan losses                                                                 1,010             1,942
                                                                                            -------           -------

Net Interest Income After Provision for Loan Losses                                           4,748             6,807

Noninterest Income:
    Loan administration income                                                                3,362             2,786
    Origination fees                                                                          3,197             2,216
    Gain on sale of loans and mortgage servicing rights                                       4,049             2,962
    Other income                                                                              1,750             2,295
                                                                                            -------           -------
         Total Noninterest Income                                                            12,358            10,259

Noninterest Expense:
    Salaries and benefits                                                                     8,639             7,781
    Net occupancy and equipment expense                                                       1,214             1,533
    Other expense                                                                             4,605             4,144
                                                                                            -------           -------
         Total Noninterest Expense                                                           14,458            13,458
                                                                                            -------           -------

Income Before Income Taxes                                                                    2,648             3,608
    Provision for income taxes                                                                  138               229
                                                                                            -------           -------

           Net Income                                                                       $ 2,510           $ 3,379
                                                                                            =======           =======

Weighted average shares outstanding                                                           1,256             1,256
Earnings per share                                                                          $  2.00           $  2.69

See accompanying notes to consolidated financial statements

                             NEW SOUTH BANCSHARES, INC.
                           CONSOLIDATED INCOME STATEMENTS
                                    (Unaudited)


                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                            -------------------------
                                                                                              2001              2000
                                                                                            -------           -------
                                                                                                 (In thousands)

Interest Income:
    Interest on securities available for sale                                               $ 8,133           $ 6,551
    Interest on loans                                                                        37,790            39,703
    Interest on other short-term investments                                                    491               257
                                                                                            -------           -------
         Total Interest Income                                                               46,414            46,511

Interest Expense:
    Interest on deposits                                                                     25,754            21,665
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                                         936             2,137
    Interest on Federal Home Loan Bank advances                                               4,035             4,835
    Interest on notes payable                                                                   477               180
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                                1,466             1,466
                                                                                            -------           -------
         Total Interest Expense                                                              32,668            30,283

Net Interest Income                                                                          13,746            16,228
                                                                                            -------           -------

     Provision for Loan Losses                                                                2,813             2,410
                                                                                            -------           -------

Net Interest Income After Provision for Loan Losses                                          10,933            13,818

Noninterest Income:
    Loan administration income                                                                5,902             5,857
    Origination fees                                                                          5,653             3,929
    Gain on sale of loans and mortgage servicing rights                                       9,930             6,198
    Other income                                                                              2,773             3,433
                                                                                            -------           -------
         Total Noninterest Income                                                            24,258            19,417

Noninterest Expense:
    Salaries and benefits                                                                    16,997            15,882
    Net occupancy and equipment expense                                                       2,333             3,168
    Other expense                                                                             8,812             9,154
                                                                                            -------           -------
         Total Noninterest Expense                                                           28,142            28,204
                                                                                            -------           -------

Income Before Provision for Income Taxes and Cumulative
  Effect of a Change in Accounting Principle                                                  7,049             5,031
    Provision for Income Taxes                                                                  359               314
                                                                                            -------           -------

Income Before Cumulative Effect of a Change in Accounting
  Principle                                                                                   6,690             4,717

Cumulative Effect of a Change in Accounting for Derivative
  Instruments and Hedging Activities, Net of Tax Benefit of $72                               1,124                 -
                                                                                            -------           -------

           Net Income                                                                       $ 5,566           $ 4,717
                                                                                            =======           =======

Weighted average shares outstanding                                                           1,256             1,256

Earnings per share
  Cumulative Effect of a Change in Accounting for Derivative
    Instruments and Hedging Activities                                                      $  0.89           $     -
                                                                                            =======           =======

  Net Income                                                                                $  4.43           $  3.76
                                                                                            =======           =======

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               For the six months
                                                                                                 ended June 30,
                                                                                            ------------------------
                                                                                               2001           2000
                                                                                            ---------      ---------
                                                                                                  (In thousands)
Operating Activities:
Net income                                                                                  $   5,566      $   4,717
Adjustments to reconcile net income to net cash used in operating activities:
   Accretion of discounts and fees                                                               (968)        (1,287)
   Provision for loan losses                                                                    2,813          2,410
   Depreciation and amortization                                                                  984          1,356
   Amortization of mortgage servicing rights                                                    1,814          1,487
   Origination of loans available for sale                                                   (702,446)      (255,801)
   Proceeds from the sale of loans available for sale and servicing rights                    370,537        187,499
   Gain on sale of premises and equipment                                                         (18)          --
   Gain on sale of loans available for sale and mortgage servicing rights                      (9,930)        (6,198)
   Increase in other assets                                                                    (9,507)        (5,209)
   Increase (decrease) in accrued expenses, deferred revenue and other liabilities             (4,142)         1,583
                                                                                            ---------      ---------
          Net Cash Used in Operating Activities                                              (345,297)       (69,443)

Investing Activities:
   Net (increase) decrease in interest-bearing deposits in other banks                        (36,200)         6,276
   Net increase in federal funds sold and securities purchased
       under agreements to resell                                                              (4,150)          --
   Proceeds from sales of investment securities available for sale                            343,672         51,971
   Proceeds from maturities and calls of investment securities
       available for sale                                                                      15,515           --
   Purchases of investment securities available for sale                                      (88,473)       (13,449)
   Net (increase) decrease in loan portfolio                                                  185,471        (88,415)
   Purchases of premises and equipment                                                           (562)        (1,396)
   Proceeds from sale of premises and equipment                                                    60          1,037
   Net (investment in) proceeds from sale of  real estate owned                                   (51)           106
                                                                                            ---------      ---------
          Net Cash Provided by (Used in) Investing Activities                                 415,282        (43,870)

Financing Activities:
   Net increase (decrease) in noninterest-bearing deposits                                     (4,943)         8,002
   Net increase (decrease) in interest-bearing deposits                                       (44,309)        38,756
   Net increase in federal funds purchased and securities
       sold under agreements to repurchase                                                     30,010         13,110
   Net decrease in notes payable                                                               (1,271)          --
   Net increase (decrease) of Federal Home Loan Bank Advances                                 (38,389)        54,999
   Dividends paid                                                                              (8,600)          --
                                                                                            ---------      ---------
          Net Cash Provided by (Used in) Financing Activities                                 (67,502)       114,867
                                                                                            ---------      ---------

Net increase in cash and cash equivalents                                                       2,483          1,554
Cash and cash equivalents at beginning of year                                                 14,286          6,943
                                                                                            ---------      ---------
Cash and cash equivalents at end of year                                                    $  16,769      $   8,497
                                                                                            =========      =========

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                        Six months Ended June 30, 2001

1.  General

     The consolidated financial statements have been prepared using generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income and were not material to the financial statements. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     New South Bancshares, Inc. ("Bancshares" or the "Company") is a unitary thrift holding company formed in November of 1994. The Company's principal operating subsidiary is New South Federal Savings Bank ("New South" or the "Bank"). New South has three subsidiaries, Avondale Funding.com, inc. ("Avondale"), New South Real Estate, LLC, and New South Agency, Inc. and significant interest in four joint ventures (the "New South Joint Ventures"). On May 31, 2000, New South sold its operations in Avondale and continues to dispose of the remaining assets (the "Divestiture").

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

                                             Three Months     Six Months
                                                  Ended June 20, 2001
                                             -----------------------------
                                              Gain (Loss)    Gain (Loss)
                                             ------------   --------------
Interest rate caps.......................        $ 192          $(101)
Interest rate lock contracts.............         (122)          (133)
Mandatory forward delivery contracts.....         (134)             3
                                                 -----          -----
                                                 $ (64)         $(231)
                                                 =====          =====

     During the first quarter of 2001, certain mandatory forward delivery contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights.
OCI was increased by $.1 million in each the first and second quarter 2001 from the reclassification into earnings resulting from hedge ineffectiveness. Any future ineffectiveness will result in earnings volatility which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

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

     Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. Dividends totaling $8.6 million were declared in the six month period ending June 30, 2001. There were no dividends declared in the six month period ending June 30, 2000. Dividends declared are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

4.   Comprehensive Income

     Other comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For Bancshares, nonowner transactions consist of changes in unrealized gains and losses on securities available for sale and changes relating to cash flow hedges under SFAS 133. The following table represents, in thousands, comprehensive income for the three and six month periods ended June 30, 2001 and 2000.

                                                             Three Months Ended
                                                                   June 30,
                                                             ------------------
                                                               2001      2000
                                                              ------    ------
Net income..................................................  $2,510    $3,379

Other comprehensive income (loss), net of tax:
   Net gains on current period cash flow hedges.............   1,159        --
   Reclassification adjustment for amount included
     in net income..........................................      75        --
   Unrealized gain (loss) on investment securities
     available for sale.....................................     428      (131)
                                                              ------    ------
     Other comprehensive income (loss)......................   1,662      (131)
                                                              ------    ------

Comprehensive income........................................  $4,172    $3,248
                                                              ======    ======



                                                               Six Months Ended
                                                                   June 30,
                                                               ----------------
                                                                2001      2000
                                                               ------    ------

Net income..................................................   $5,566    $4,717

Other comprehensive loss, net of tax:
     Cumulative effect of a change in accounting for
        derivative instruments and hedging activities.......   (3,222)      --
     Net losses on current period cash flow hedges..........   (1,540)      --
     Reclassification adjustment for amount included
        in net income.......................................     (199)      --
     Unrealized gain (loss) on investment securities
        available for sale..................................    1,778      (746)
                                                               ------    ------
         Other comprehensive loss...........................   (3,183)     (746)
                                                               ------    ------
Comprehensive income........................................   $2,383    $3,971
                                                               ======    ======

5.  Segment Reporting

     Reportable segments consist of Residential Mortgage Lending, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

     Residential Mortgage Lending originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of the origination of primarily multi family housing. Automobile Lending consists of the origination and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as its funding needs. Residential Mortgage Lending, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, which are credited with the interest income generated by those assets. The originating unit pays a market based funds used charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three and six month periods ended June 30, 2001 and 2000, in thousands, are included in the following table.


                                                                    For the three months ended June 30, 2001
                                           -----------------------------------------------------------------------------------------
                                             Residential      Commercial
                                              Mortgage        Real Estate     Automobile      Portfolio
                                              Lending           Lending        Lending        Management      Other     Consolidated
                                             -----------      -----------     ----------      ----------     -------    -----------
Interest income                               $  9,577         $  3,465        $  3,610        $ 3,875      $   211    $   20,738
Interest expense                                 --                 114           --            14,018          848        14,980
Intra-company funds (used) / provided           (4,746)          (1,591)         (1,204)         7,560          (19)         --
Provision for loan losses                          (10)              50             200           --            770         1,010
Noninterest income                              13,870              105             281         (3,459)       1,561        12,358
Noninterest expense                              8,915               66           1,420            961        3,096        14,458
                                              --------         --------        --------      ---------      -------    ----------
Net income (loss) before income taxes            9,796            1,749           1,067         (7,003)      (2,961)        2,648
Provision for (benefit of) income taxes            499               92              54           (353)        (154)          138
                                              --------         --------        --------      ---------      -------    ----------
   Net income (loss)                          $  9,297         $  1,657        $  1,013      $  (6,650)     $(2,807)   $    2,510
                                              ========         ========        ========      =========      =======    ==========

Depreciation and amortization, net            $    208         $  --           $     31      $      9       $   245    $      493
Total assets                                   558,787          151,871         125,220       229,111        93,602     1,158,591
Capital expenditures                               103            --                 75             1            84           263

                                                                    For the three months ended June 30, 2000
                                           -----------------------------------------------------------------------------------------
                                             Residential      Commercial
                                              Mortgage        Real Estate     Automobile      Portfolio
                                              Lending           Lending        Lending        Management      Other     Consolidated
                                             -----------      -----------     ----------      ----------     -------    -----------
Interest income                               $ 12,654         $  2,530        $  3,143        $ 5,424      $   923    $   24,674
Interest expense                                  (355)           --                (79)        14,863        1,496        15,925
Intra-company funds (used) / provided           (9,180)           --             (1,679)         8,940        1,919          --
Provision for loan losses                            3            --               --              456        1,483         1,942
Noninterest income                               7,746              184             839             32        1,458        10,259
Noninterest expense                              8,298               25           1,220            901        3,014        13,458
                                              --------         --------        --------      ---------      -------    ----------
Net income (loss) before income taxes            3,274            2,689           1,162         (1,824)      (1,693)        3,608
Provision for (benefit of) income taxes            203              171              71           (127)         (89)          229
                                              --------         --------        --------      ---------      -------    ----------
   Net income (loss)                          $  3,071         $  2,518        $  1,091      $  (1,697)     $(1,604)   $    3,379
                                              ========         ========        ========      =========      =======    ==========

Depreciation and amortization, net            $    222         $  --           $     44      $      7       $   418    $      691
Total assets                                   574,874          123,579         114,350       274,080        54,514     1,141,397
Capital expenditures                               119            --                  3            13           147           282


                                                                    For the six months ended June 30, 2001
                                           -----------------------------------------------------------------------------------------
                                             Residential      Commercial
                                              Mortgage        Real Estate     Automobile      Portfolio
                                              Lending           Lending        Lending        Management      Other     Consolidated
                                             -----------      -----------     ----------      ----------     -------    -----------
Interest income                               $ 22,877         $  6,815        $  7,082        $  8,884      $   756    $   46,414
Interest expense                                     2              226           --             30,723        1,717        32,668
Intra-company funds (used) / provided          (12,578)          (3,622)         (2,583)         18,863          (80)         --
Provision for loan losses                          143               50           1,275            --          1,345         2,813
Noninterest income                              24,973              207             831          (4,153)       2,400        24,258
Noninterest expense                             17,273              147           2,594           2,153        5,975        28,142
                                              --------         --------        --------       ---------      -------    ----------
Net income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle                          17,854            2,977           1,461          (9,282)      (5,961)        7,049
Provision for (benefit of) income taxes            904              153              74            (468)        (304)          359
                                              --------         --------        --------       ---------      -------    ----------
Net income before cumulative effect
  of a change in accounting principle           16,950            2,824           1,387          (8,814)      (5,657)        6,690

Cumulative effect of change in
  accounting principle                            --                --              --            1,124          --          1,124
                                              --------         --------        --------       ---------      -------    ----------
     Net income (loss)                        $ 16,950         $  2,824        $  1,387       $  (9,938)     $(5,657)   $    5,566
                                              ========         ========        ========       =========      =======    ==========

Depreciation and amortization, net            $    422         $    --         $     61       $      19      $   482    $      984
Total assets                                   558,787          151,871         125,220         229,111       93,602     1,158,591
Capital expenditures                              287               --               78               2          195           562




                                                                    For the six months ended June 30, 2000
                                           -----------------------------------------------------------------------------------------
                                           Residential     Commercial
                                            Mortgage       Real Estate     Automobile      Portfolio
                                             Lending         Lending        Lending       Management       Other        Consolidated
                                           -----------     -----------     ----------     ----------      -------       ------------
Interest income                             $ 23,373       $  4,871         $  5,886       $ 10,329       $ 2,052        $   46,511
Interest expense                                --             --               --           28,589         1,694            30,283
Intra-company funds (used) / provided        (18,531)          --             (3,893)        22,527          (103)             --
Provision for loan losses                          6           --               --              554         1,850             2,410
Noninterest income                            15,311            275            1,529         (1,581)        3,883            19,417
Noninterest expense                           16,334             74            2,568          1,680         7,548            28,204
                                            --------       --------         --------       --------       -------        ----------
Net income (loss) before income taxes          3,813          5,072              954            452        (5,260)            5,031
Provision for (benefit of) income taxes          236            314               59             28          (323)              314
                                            --------       --------         --------       --------       -------        ----------
     Net income (loss)                      $  3,577       $  4,758         $    895       $    424       $(4,937)       $    4,717
                                            ========       ========         ========       ========       =======        ==========

Depreciation and amortization, net          $    434       $   --           $     89       $     16       $   817        $    1,356
Total assets                                 574,874        123,579          114,350        274,080        54,514         1,141,397
Capital expenditures                             290           --                  5             13         1,088             1,396


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

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").
These statements revise the standards of accounting for business combinations and related goodwill and other intangible assets. SFAS 141 is generally effective for business combinations after July 1, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001 with certain provisions effective earlier. Management does not expect the requirements of these statements to have a significant impact on the financial statements.

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

     The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at June 30, 2001 as compared to December 31, 2000, in addition to including an analysis of income for the three months ended June 30, 2001 ("Second Quarter 2001") and the six months ended June 30, 2001 ("YTD 2001") as compared to the three months ended June 30, 2000 ("Second Quarter 2000") and the six months ended June 30, 2000 ("YTD 2000"), respectively.

     During YTD 2001, the Company completed the securitization of approximately $254 million, $229 million in the first quarter and $25 million in the Second Quarter 2001, of primarily residential nonconforming mortgage loans (the "Securitization"), recording a gain of $3.7 million. The nature and timing of the Securitization had a significant impact on the YTD 2001 results of operations as well as June 30, 2001 period end assets and liabilities, especially Second Quarter 2001 averages. The residual interest in the amount of $7.9 million associated with the Securitization was sold to an affiliated company at fair value.

Net Income and Key Performance Ratios

Summary

     New South reported net income of $2.5 million for Second Quarter 2001, a 25.7% decrease from net income of $3.4 million for Second Quarter 2000. On a per share basis, earnings were $2.00 and $2.69, respectively, for the same periods. During Second Quarter 2001 the return on average assets was 0.91% and the return on average equity was 19.30% compared to 1.23% and 25.80%, respectively, for Second Quarter 2000.

     Net income totaled $5.6 million for YTD 2001, a 17.8% increase from net income of $4.7 million for YTD 2000. On a per share basis, earnings were $4.43 and $3.76, respectively, for the same periods. YTD 2001 results of operations included a transition adjustment relating to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities of $1.1 million, or $.89 per share. For YTD 2001, the return on average assets was 0.95% and the return on average equity was 20.17% compared to 0.89% and 19.26%, respectively, for YTD 2000.

Net Interest Income

     Net interest income for Second Quarter 2001 was $5.8 million, a 34.2% decrease from net interest income of $8.7 million for Second Quarter 2000. This decrease is attributable to a decrease in the net interest rate margin of 106 basis points from 3.39 % for the Second Quarter 2000 to 2.33 % for the Second Quarter 2001, primarily resulting from a 118 basis point decline in the yield on earning assets as a result of the Securitization. Net interest income for YTD 2001 was $13.7 million, a 15.3% decrease from net interest income of $16.2 million for YTD 2000. The decrease reflects a decrease in the net interest rate margin of 68 basis points from 3.26 % for YTD 2000 to 2.58% for YTD 2001 as the yield on earning assets decreased by 64 basis points resulting from the Securitization. While interest rates remain unpredictable, the Bank's position for a rising interest rate environment in the short-term could result in a further widening of the changes in rate paid on interest bearing liabilities and yield on earning assets thus causing a decline in the net interest rate margin in future quarters. However, the impact of certain interest rate derivative instruments could mitigate these declines depending upon the severity of the market rise in general interest rates.

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

                 Average Balances, Income, Expense, and Rates

                                                                        For the three months ended June 30,
                                                          ---------------------------------------------------------------------
                                                                        2001                                   2000
                                                          -------------------------------       -------------------------------
                                                           Average      Income/    Yield/         Average     Income/    Yield/
                                                           Balance      Expense     Rate          Balance     Expense     Rate
                                                          ----------    -------    ------       ----------    -------    ------
                                                                           (In thousands, except percentages)
Assets
    Loans, net of unearned income(1)..................... $ 748,286     $16,765      8.99%      $  852,219    $ 20,720     9.78%
    Federal funds sold...................................    23,243         265      4.57            8,745         147     6.76
    Investment securities available for sale.............   147,749       2,340      6.35          110,067       2,011     7.35
    Other investments....................................    72,420       1,368      7.58           65,548       1,796    11.02
                                                         ----------     -------                 ----------    --------
      Total earning assets...............................   991,698      20,738      8.39        1,036,579      24,674     9.57
    Allowance for loan losses............................   (13,402)                               (11,744)
    Other assets.........................................   137,112                                 81,522
                                                         ----------                             ----------
      Total Assets...................................... $1,115,408                             $1,106,357
                                                         ==========                             ==========

Liabilities and Shareholders' Equity
    Other interest bearing deposits..................... $    4,860          71      5.86       $    4,085          66     6.50
    Savings deposits....................................     75,765         753      3.99           73,809         840     4.58
    Time deposits.......................................    710,682      11,398      6.43          635,040      10,139     6.42
    Other borrowings....................................     53,828         702      5.23           69,254       1,332     7.74
    Federal Home Loan Bank advances.....................    100,549       1,323      5.28          174,735       2,815     6.48
    Guaranteed preferred beneficial interests
         in the Company's subordinated debt.............     34,500         733      8.55           34,500         733     8.55
                                                         ----------     -------                 ----------    --------
      Total interest bearing liabilities................    980,184      14,980      6.13          991,423      15,925     6.46

    Noninterest bearing deposits........................     66,831                                 51,816
    Accrued expenses and other liabilities..............     16,216                                 10,450
    Shareholders' equity................................     52,176                                 52,668
                                                         ----------                             ----------
    Total Liabilities and Shareholders' Equity.......... $1,115,407                             $1,106,357
                                                         ==========                             ==========                 ----
    Net interest rate spread............................                             2.26%                                 3.11%
                                                                                     ====                                  ====
    Net interest income.................................                $ 5,758                              $ 8,749
                                                                        =======                              =======

    Net interest rate margin............................                             2.33%                                 3.39%
                                                                                     ====                                  ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

                 Average Balances, Income, Expenses, and Rates


                                                                      For the six months ended June 30,
                                                -------------------------------------------------------------------------------
                                                               2001                                         2002
                                                -------------------------------------       -----------------------------------
                                                 Average        Income/        Yield/        Average        Income/      Yield/
                                                 Balance        Expense        Rate          Balance        Expense      Rate
                                                ----------      -------        ------       ----------      -------      ------
                                                                      (In thousands, except percentages)
Assets
  Loans, net of unearned income(1)............. $  817,795       37,790         9.32%       $  824,335       39,703       9.69%
  Federal funds sold...........................     20,432          491         4.85             8,236          257       6.28
  Investment securities available for sale.....    163,331        5,413         6.68           105,898        3,761       7.14
  Other investments............................     72,663        2,720         7.55            61,648        2,790       9.10
                                                ----------      -------                     ----------      -------
    Total earning assets.......................  1,074,221       46,414         8.71         1,000,117       46,511       9.35
  Allowance for loan losses....................    (13,268)                                    (11,530)
  Other assets.................................    127,219                                      80,933
                                                ----------                                  ----------
    Total assets............................... $1,188,172                                  $1,069,520
                                                ==========                                  ==========

Liabilities and Shareholders' Equity
  Other interest bearing deposits.............. $    4,365          135         6.24        $    3,936          130       6.64
  Savings deposits.............................     72,560        1,553         4.32            75,475        1,694       4.51
  Time deposits................................    747,985       24,066         6.49           639,556       19,841       6.24
  Other borrowings.............................     47,570        1,413         5.99            64,602        2,317       7.21
  Federal Home Loan Bank advances..............    147,278        4,035         5.52           142,565        4,835       6.82
  Guaranteed preferred beneficial interests
    in the Company's subordinated debt.........     34,500        1,466         8.55            34,500        1,466       8.55
                                                ----------      -------                    -----------      -------
    Total interest bearing liabilities.........  1,054,258       32,668         6.25           960,634       30,283       6.34

Noninterest bearing deposits...................     62,954                                      49,302
Accrued expenses and other liabilities.........     15,334                                      10,340
Shareholders' equity...........................     55,626                                      49,244
                                                ----------                                  ----------
Total Liabilities and Shareholders' Equity..... $1,188,172                                  $1,069,520
                                                ==========                                  ==========
                                                                                ----                                      ----
Net interest rate spread.......................                                 2.46%                                     3.01%
                                                                                ====                                      ====
                                                                -------                                     -------
Net interest income............................                 $13,746                                     $16,228
                                                                =======                                     =======
Net interest rate margin.......................                                 2.58%                                     3.26%
                                                                                ====                                      ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

      Loans, including loans available for sale and loans, net of unearned income, represents the largest component of earning assets. Loans averaged $748.3 million during Second Quarter 2001 and $817.8 million during YTD 2001, compared with $852.2 million during Second Quarter 2000 and $824.3 million during YTD 2000, a decrease of 12.2% and .8%, respectively, as a result of the Securitization. Loans totaled $820.6 million at June 30, 2001 and $969.6 million at December 31, 2000, a decline of $149.0 million, or 15.4 %, also reflecting the Securitization.

     Investment securities available for sale increased 34.2% comparing Second Quarter 2001 average of $147.8 million to Second Quarter 2000 average of $110.1 million, and 54.2% comparing YTD 2001 average of $163.3 million to YTD 2001 average of $105.9 million. Investment securities available for sale totaled $200.5 million at June 30, 2001 and $168.2 million at December 31, 2000, an increase of $32.3 million, or 19.2%. This increase in investment securities is primarily the result of the Company's implementing a strategy to more fully leverage its core capital. The Company purchased a portfolio of GNMA securities during the Second Quarter 2001and will continue to add to the portfolio throughout the remainder of 2001. The GNMA securities are being funded with repurchase agreements. The Company has entered into interest rate swaps to mitigate the repricing interest rate risk on the repurchase agreements.

     The increase in average earning assets required increases in the Company's major sources of funding. As a result, average time deposits increased by $65.4 million, or 10.3%, to $700.4 million during the Second Quarter 2001 from $635.0 million during the Second Quarter 2000. Average time deposits increased by $103.2 million, or 16.1%, to $742.8 million during YTD 2001 from $639.6 million during the YTD 2000. Cash received in connection with the Securitization was utilized to reduce the Company's borrowings from the Federal Home Loan Bank ("FHLB"), with the timing of the Securitization having a significant impact on average FHLB advances. FHLB advances averaged $174.7 million during Second Quarter 2000, compared with $100.5 million during Second Quarter 2001, a reduction of $74.2 million, or 42.5%. FHLB advances averaged $147.3 million during YTD 2001, and averaged $142.6 million during YTD 2000, an increase of $4.7 million, or 3.3%, reflecting the buildup of loans, and related funding, prior to the Securitization.

     Because of the size of the Securitization and the nature of the assets included, the Company expects some decline in its net interest rate spread and net interest rate margin during the remainder of 2001 compared to 2000. The amount of this decline will be effected by loan origination volume and interest rate levels of loan production during this period, as well as the continued reduction in the Company's funding costs.

Noninterest Income and Noninterest Expenses

     Noninterest income totaled $24.3 million during YTD 2001 compared to $19.4 million for the YTD 2000, an increase of $4.8 million, or 24.9%. Loan administration income totaled $5.9 million for both YTD 2001 and YTD 2000. Origination fees reflect increased production volume characteristic of relatively lower interest rates in the general economy and amounted to $5.7 million for YTD 2001, an increase $1.7 million, or 43.9%, over the same period in 2000. Overall, production in the Bank's residential mortgage lending business increased 48.1% in YTD 2001 compared to YTD 2000. Gain on the sales of loans and mortgage servicing rights during YTD 2001 totaled $9.9 million compared with $6.2 million during YTD 2000, an increase of $3.8 million, or 60.7%, because of the $3.7 million gain relating to the Securitization.

     Noninterest income totaled $12.4 million during Second Quarter 2001 compared to $10.3 million for the same period in 2000, an increase of $2.1 million, or 20.5%. Loan administration income totaled $3.4 million in the Second Quarter 2001, compared with $2.8 million during Second Quarter 2000, an increase of $.6 million, or 20.7%. The increase resulted from recoveries of amounts relating to loans in the Securitization. Origination fees reflect increased production volume characteristic of relatively lower interest rates in the general economy and amounted to $3.2 million for Second Quarter 2001, an increase of $1.0 million, or 44.3% over the same period in 2000. Overall, production in the Bank's residential mortgage lending business increased 44.6% from Second Quarter 2001 compared to Second Quarter 2000. Gain on the sales of loans and mortgage servicing rights during Second Quarter 2001 totaled $4.0 million compared with $3.0 million during Second Quarter 2000, an increase of $1.0 million, or 36.7%. Second Quarter 2001 reflects an increase in sales volume relative to total production than the same period in 2000.

     Noninterest expenses totaled $14.5 million during Second Quarter 2001, a $1.0 million, or 7.4%, increase compared to $13.5 million for the same period in 2000. Salaries and benefits were $8.6 million for Second Quarter 2001, a $.9 million increase compared to $7.8 million for the same period in the prior year. The increase is attributable to higher compensation resulting from an increase in the residential loan production volume during 2001. Occupancy and equipment expense was $1.2 million in Second Quarter 2001, a decline of $.3 million, or 20.8% from Second Quarter 2000, attributable primarily to the Avondale asset sale. Other noninterest expenses totaled $4.6 million in Second Quarter 2001 and $4.1 million in Second Quarter 2000, an increase of $.5 million, or 11.1%.

This increase resulted from higher residential loan production volumes during Second Quarter 2001 compared with the same period in 2000.

     Noninterest expenses totaled $28.1 million during YTD 2001 compared to $28.2 million for the same period in 2000. Salaries and benefits were $17.0 million YTD 2001, a $1.1 million increase compared to $15.9 million for the same period in the 2000, resulting from higher compensation resulting from an increase in residential loan production volume. YTD 2001 occupancy and equipment expense was $2.3 million compared to $3.2 million YTD 2000, a decrease of $.9 million or 26.4%, resulting from the Avondale sale in the second quarter of 2000. Other noninterest expenses totaled $8.8 million in YTD 2001 and $9.2 million YTD 2000, a decrease of $.4 million, or 3.7%.

Interest Sensitivity and Market Risk

Interest Sensitivity

     Through policies established by the Asset/Liability Management Committee ("ALCO") of the Bank's Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. ALCO uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets, interest-bearing liabilities and off balance sheet instruments, and interest rate sensitivity analysis to manage interest rate risk.

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

     At June 30, 2001, New South had interest rate swap contracts ("Swaps") with notional amounts totaling $320 million. $280 million of the Swaps were receive variable/pay fixed swap contracts designated to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At June 30, 2001 these Swaps were designated as cash flow hedges for $40 million of repurchase agreements and $240 million of certain time deposits. Additionally, the Company has entered into $40 million of receive fixed/pay variable Swaps utilized as cash flow hedges for certain brokered certificates of deposit included in the Company's overall funding. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

     In addition to Swaps, New South had $285 million in interest rate cap contracts ("Caps") outstanding at June 30, 2001. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The Caps serve to mitigate increases in the costs of liabilities; however under SFAS 133, the Caps do not qualify for hedge accounting. As a result, changes in the market value of the Caps are recorded through the income statement versus OCI.

Asset Quality

Nonperforming Assets

      The following table summarizes nonperforming assets as of June 30, 2001 and December 31, 2000.

                             Nonperforming Assets

                                                                June 30,                 December 31,
                                                                  2001                      2000
                                                                --------                 ------------
                                                                 (In thousands, except percentages)

Nonaccrual loans............................................     $15,061                     $13,621
Restructured loans..........................................       1,845                       1,879
                                                                 -------                     -------

     Total nonperforming loans..............................      16,906                      15,500
Foreclosed properties.......................................       3,275                       3,124
                                                                 -------                     -------
     Total nonperforming assets.............................     $20,181                     $18,624
                                                                 =======                     =======

Allowance for loan losses to period-end loans...............        1.66%                       1.51%
Allowance for loan losses to period-end
     nonperforming loans....................................       69.31%                      87.18%
Allowance for loan losses to period-end
     nonperforming assets...................................       58.06%                      72.56%
Nonperforming assets to period-end loans
     and foreclosed properties..............................        2.85%                       2.07%
Nonperforming loans to period-end loans.....................        2.40%                       1.73%


     The increase in nonaccrual loans is related to the slowing of general economic conditions, certain construction-perm loans in specific developments, and certain repurchased governmental loans relating to the Company's loan servicing activities. The deterioration of the ratio of nonperforming assets to period-end loans and foreclosed property and the ratio of nonperforming loans to period-end loans reflect the reduced June 30, 2001 loan levels attributable to the Securitization. See the following section "Provision and Allowance for Loan Losses" for a discussion of the adequacy of the allowance.

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

     The following table analyzes activity in the allowance for loan losses for YTD 2001 and YTD 2000.

                   Analysis of the Allowance for Loan Losses
                       For the six months ended June 30,
                      (In thousands, except percentages)

                                                      2001             2000
                                                    --------         --------

Average loans, net of unearned income.............  $817,795         $824,335
                                                    ========         ========
Balance of allowance for loan losses
     at beginning of period.......................  $ 13,513         $ 11,114

Loans charged off:
     Residential mortgage.........................     3,009              777
     Installment..................................     2,657            1,393
     Commercial real estate.......................         -                -
                                                    --------         --------
          Total charge-offs.......................     5,666            2,170
                                                    --------         --------

Recoveries of loans previously charged off:
     Residential mortgage.........................       162              192
     Installment..................................       895              704
     Commercial real estate.......................         -                -
                                                    --------         --------
          Total recoveries........................     1,057              896
                                                    --------         --------

Net charge-offs...................................     4,609            1,274
Addition to allowance charged to expense..........     2,813            2,410
                                                    --------         --------
Balance of allowance for loan losses
     at end of period.............................  $ 11,717         $ 12,250
                                                    ========         ========
Net charge-offs to average loans, net of
     unearned income, annualized..................      1.14%            0.31%



     Residential mortgage net charge-offs increased significantly during YTD 2001. The increase was primarily attributable to the charge-off of certain Avondale assets which had been reserved for in prior periods. The increase in installment net charge-offs is the result of a seasoning of the portfolio, the general economic slowdown, and increased bankruptcy related losses.

     The provision for loan losses was $1.0 million for Second Quarter 2001 compared with $1.9 million for the Second Quarter 2000, a decrease of $.9 million. The provision for loan losses was $2.8 million for YTD 2001 compared with $2.4 million YTD 2000, an increase of $.4 million. The increase in the provision for loan losses reflects the higher level of nonperforming loans and increases in net charge-offs. At June 30, 2001 and December 31, 2000, the allowance for loan losses was $11.7 million and $13.5 million, respectively. As a percentage of loans, net of unearned income, the allowance for loan losses increased to 1.66% at June 30, 2001 from 1.51% at December 31, 2000, as a result of the reduction in loans attributable to the Securitization.

Capital

     At June 30, 2001 shareholders' equity of the Company totaled $53.8 million, or 4.6 % of total assets, compared to $60.0 million, or 4.9% of total assets at December 31, 2000. The decrease is attributable to the net income of $5.6 million earned during YTD 2001, reduced by a $3.2 million increase in accumulated other comprehensive loss and dividends paid totaling $8.6 million.

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

                              Analysis of Capital

                                                                 As of                 As of
                                                                June 30,            December 31,
                                                                  2001                  2000
                                                                --------            ------------
                                                                     (In thousands, except
                                                                        for percentages)
Shareholder's equity.........................................   $ 91,662              $ 98,345
Minority interest in consolidated subsidiaries...............        243                   206
Unrealized (gains) losses on investment securities
  available for sale and cash flow hedges....................      2,968                  (215)
                                                                --------              --------
    Tier 1 capital...........................................     94,873                98,336

  Allowance for loan losses..................................      8,998                 9,282
                                                                --------              --------
    Tier 2 capital...........................................      8,998                 9,282

Low level recourse deduction.................................      8,199                 8,259
Other........................................................        142                   150
                                                                --------              --------
    Total deductions.........................................      8,341                 8,409
                                                                --------              --------
    Total risk-based capital.................................   $ 95,530              $ 99,209
                                                                ========              ========

Risk-weighted assets (including off-balance
     sheet exposure).........................................  $ 809,072             $ 898,939
Tier 1 leverage ratio........................................       8.18%                 8.05%
Total risk-based capital ratio...............................      11.81                 11.04
Tier 1 risk-based capital ratio (1)..........................      11.71                 10.92

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual meeting of shareholders of the Company was held on May 22, 2001. The following matters were submitted to a vote of the Company's shareholders:

   Election of One Director Nominee was approved:

                                                 Total Votes           Total Votes       Total Votes
     Name                                            For                 Against          Withheld
     ----                                        -----------           -----------       -----------
     Lizabeth R. Nichols (Term Expires 2004)    1,078,824.10                 0                0

   Remaining Directors not elected at this meeting whose terms continue:
     William T. Ratliff, III       (Term Expires 2003)
     W.T. Ratliff, Jr.             (Term Expires 2002)
     Robert M. Couch               (Term Expires 2002)
     David W. Whitehurst           (Term Expires 2002)

   The appointment of Arthur Andersen, LLP as the Company's independent auditor for 2001 was ratified.

     Total Votes For           Total Votes Against          Total Votes Withheld
     ---------------           -------------------          ---------------------

      1,078,824.10                      0                             0

   Indemnification of the officers and directors of the Company for any losses, costs (including attorney's fees), expenses, fines or judgments that they have or will incur arising out of actions that they have taken (or failed to have taken) in good faith or on behalf of the Company was approved:

     Total Votes For    Total Votes Against  Total Votes Withheld
     ---------------    -------------------  --------------------
      1,078,824.10                0                    0

Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

     ITEM 6(A)--EXHIBITS

     The exhibits listed in the Exhibit Index at page 21 of this Form 10-Q are filed herewith or are incorporated by reference herein.

     ITEM 6(B)--REPORTS on Form 8-K

     No report on Form 8-K was filed by the Company during the period April 1, 2001 to June 30, 2001.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2001                  By: /s/ ROBERT M. COUCH
                                     -------------------
                                 Robert M. Couch
                                 Executive Vice President

August 10, 2001                  By: /s/ RICHARD W. EDWARDS
                                     ----------------------
                                 Richard W. Edwards
                                 Vice President and Chief Financial Officer


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