Form 10-Q
period 2001-09-30
NEW SOUTH BANCSHARES INC
filed 2001-11-14
CIK 1058991

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                           ________________________

                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(D) of the
                        Securities Exchange Act of 1934


                           ________________________

For the Quarterly Period Ended September 30, 2001 Commission file number 333-
49459


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


Yes   X      No ____
    -----

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

                 Consolidated Balance Sheets - September 30, 2001 and
                      December 31, 2000......................................................................... 2

                 Consolidated Income Statements - Three months ended
                      September 30, 2001 and 2000............................................................... 3

                 Consolidated Income Statements - Nine months ended
                      September 30, 2001 and 2000............................................................... 4

                 Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 2001 and 2000............................................................... 5

                 Notes to Consolidated Financial Statements..................................................... 6

           Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................ 12

Part II.   Other Information

           Item 1.    Legal Proceedings........................................................................ 22

           Item 5.    Other Information........................................................................ 22

           Item 6.    Exhibits and Reports on Form 8-K......................................................... 22

Signatures..................................................................................................... 23

Exhibit Index.................................................................................................. 23

                          NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     ----------------------------------
                                                                                          September 30,  December 31,
                                                                                     ----------------------------------
                                                                                           2001              2000
                                                                                     ----------------  ----------------
                                                                                        (Unaudited)        (Audited)
                                                                                               (In thousands)
ASSETS
Cash and due from banks                                                                 $     29,574      $     14,286
Interest-bearing deposits in other banks                                                       2,087            11,033
Federal funds sold and securities purchased under
  agreements to resell                                                                        12,000                 -
Investment securities available for sale                                                     276,179           168,176
Residual interest in loan securitizations                                                      8,351             8,259
Loans available for sale                                                                      88,563            74,449

Loans, net of unearned income                                                                749,470           895,186
Allowance for loan losses                                                                    (12,032)          (13,513)
                                                                                       -------------     -------------
       Net Loans                                                                             737,438           881,673
Premises and equipment, net                                                                    8,297             9,049
Mortgage servicing rights, net                                                                20,191            16,176
Other assets                                                                                  47,212            39,676
                                                                                       -------------     -------------
           Total Assets                                                                 $  1,229,892      $  1,222,777
                                                                                       =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                               $     73,431      $     63,037
      Interest-bearing                                                                       796,730           853,189
                                                                                       -------------     -------------
         Total Deposits                                                                      870,161           916,226
Federal funds purchased and securities sold under
     agreements to repurchase                                                                153,622            53,213
Federal Home Loan Bank advances                                                               95,026           133,415
Notes payable                                                                                 10,781            11,599
Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                                  34,500            34,500
Accrued expenses, deferred revenue, and other liabilities                                     16,780            13,816
                                                                                       -------------     -------------
           Total Liabilities                                                               1,180,870         1,162,769

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued
     and outstanding: 1,255,537.1 at September 30, 2001 and December 31, 2000)                 1,256             1,256
Surplus                                                                                       29,475            29,475
Retained earnings                                                                             27,547            29,062
Accumulated other comprehensive income (loss)                                                 (9,256)              215
                                                                                       -------------     -------------
           Total Shareholders' Equity                                                         49,022            60,008
                                                                                       -------------     -------------

           Total Liabilities and Shareholders' Equity                                   $  1,229,892       $ 1,222,777
                                                                                       =============      ============

See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                                        For the three months ended
                                                                                               September 30,
                                                                                     --------------------------------
                                                                                         2001              2000
                                                                                     --------------    --------------
                                                                                          (In thousands, except
                                                                                              per share data)
Interest Income:
    Interest on securities available for sale                                         $      4,965      $      3,428
    Interest on loans                                                                       17,217            22,127
    Interest on other short-term investments                                                   117               149
                                                                                     --------------    --------------
         Total Interest Income                                                              22,299            25,704

Interest Expense:
    Interest on deposits                                                                    11,172            12,511
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                                      1,564             1,102
    Interest on Federal Home Loan Bank advances                                              1,372             3,232
    Interest on notes payable                                                                  227               197
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                                 733               733
                                                                                     --------------    --------------
         Total Interest Expense                                                             15,068            17,775

Net Interest Income                                                                          7,231             7,929

     Provision for loan losses                                                               1,000             1,353
                                                                                     --------------    --------------

Net Interest Income After Provision for Loan Losses                                          6,231             6,576

Noninterest Income:
    Loan administration income                                                               2,669             2,713
    Origination fees                                                                         3,208             2,209
    Gain on sale of investment securities available for sale                                   553                 -
    Gain on sale of loans and mortgage servicing rights                                      4,306             3,531
    Other income                                                                             1,120             1,020
                                                                                     --------------    --------------
         Total Noninterest Income                                                           11,856             9,473

Noninterest Expense:
    Salaries and benefits                                                                    8,431             7,437
    Net occupancy and equipment expense                                                      1,319             1,365
    Other expense                                                                            4,939             4,040
                                                                                     --------------    --------------
         Total Noninterest Expense                                                          14,689            12,842
                                                                                     --------------    --------------

Income Before Income Taxes                                                                   3,398             3,207
    Provision for income taxes                                                                 171               190
                                                                                     --------------    --------------

           Net Income                                                                 $      3,227      $      3,017
                                                                                     ==============    ==============

Weighted average shares outstanding                                                          1,256             1,256
Earnings per share                                                                    $       2.57      $       2.40



See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                                                      For the nine months ended
                                                                                             September 30,
                                                                                   --------------------------------
                                                                                        2001              2000
                                                                                   --------------    --------------
                                                                                             (In thousands)
Interest Income:
    Interest on securities available for sale                                       $     13,098      $      9,979
    Interest on loans                                                                     55,007            61,830
    Interest on other short-term investments                                                 608               406
                                                                                   --------------    --------------
         Total Interest Income                                                            68,713            72,215

Interest Expense:
    Interest on deposits                                                                  36,926            34,176
    Interest on federal funds purchased and securities sold
         under agreements to repurchase                                                    2,500             3,239
    Interest on Federal Home Loan Bank advances                                            5,407             8,067
    Interest on notes payable                                                                704               377
    Interest expense on guaranteed preferred beneficial interests in
         the Company's subordinated debentures                                             2,199             2,199
                                                                                   --------------    --------------
         Total Interest Expense                                                           47,736            48,058

Net Interest Income                                                                       20,977            24,157

     Provision for Loan Losses                                                             3,813             3,763
                                                                                   --------------    --------------

Net Interest Income After Provision for Loan Losses                                       17,164            20,394

Noninterest Income:
    Loan administration income                                                             8,571             8,570
    Origination fees                                                                       8,861             6,138
    Gain on sale of investment securities available for sale                                 553                 -
    Gain on sale of loans and mortgage servicing rights                                   14,236             9,729
    Other income                                                                           3,893             4,453
                                                                                   --------------    --------------
         Total Noninterest Income                                                         36,114            28,890

Noninterest Expense:
    Salaries and benefits                                                                 25,428            23,319
    Net occupancy and equipment expense                                                    3,652             4,533
    Other expense                                                                         13,751            13,194
                                                                                   --------------    --------------
         Total Noninterest Expense                                                        42,831            41,046
                                                                                   --------------    --------------


Income Before Provision for Income Taxes and Cumulative
  Effect of a Change in Accounting Principle                                              10,447             8,238
    Provision for Income Taxes                                                               530               504
                                                                                   --------------    --------------

Income Before Cumulative Effect of a Change in Accounting
  Principle                                                                                9,917             7,734

Cumulative Effect of a Change in Accounting for Derivative
  Instruments and Hedging Activities, Net of Tax Benefit of $72                            1,124                 -
                                                                                   --------------    --------------

           Net Income                                                               $      8,793      $      7,734
                                                                                   ==============    ==============

Weighted average shares outstanding                                                        1,256             1,256

Earnings per share
  Cumulative Effect of a Change in Accounting for Derivative
    Instruments and Hedging Activities                                              $       0.89      $          -
                                                                                   ==============    ==============

  Net Income                                                                        $       7.00      $       6.16
                                                                                   ==============    ==============



See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         For the nine months
                                                                                         ended September 30,
                                                                                   --------------------------------
                                                                                        2001             2000
                                                                                   ---------------- ---------------
Operating Activities:
Net income                                                                             $     8,793      $    7,734
Adjustments to reconcile net income to net cash used in operating activities:
   Accretion of discounts and fees                                                          (1,295)         (2,220)
   Provision for loan losses                                                                 3,813           3,763
   Depreciation and amortization                                                             1,473           2,015
   Amortization of mortgage servicing rights                                                 3,021           2,252
   Origination of loans available for sale                                                (923,524)       (396,698)
   Proceeds from the sale of loans available for sale and servicing rights                 969,943         297,284
   Gain on sale of investment securities available for sale                                   (553)              -
   Gain on sale of loans available for sale and mortgage servicing rights                  (14,236)         (9,729)
   Increase in other assets                                                                (13,606)         (9,436)
   Increase (decrease) in accrued expenses, deferred
       revenue and other liabilities                                                       (14,243)          2,918
   Other, net                                                                                  (24)              -
                                                                                       -----------      ----------
          Net Cash Provided by (Used in) Operating Activities                               19,586        (102,117)

Investing Activities:
   Net decrease in interest-bearing deposits in other banks                                  8,946          11,555
   Net increase in federal funds sold and securities purchased
       under agreements to resell                                                          (12,000)        (22,000)
   Proceeds from sales of investment securities available for sale                          27,835               -
   Proceeds from maturities and calls of investment securities
       available for sale                                                                   30,391          75,324
   Purchases of investment securities available for sale                                  (204,091)        (21,334)
   Net (increase) decrease in loan portfolio                                               140,655        (116,555)
   Purchases of premises and equipment                                                        (806)         (2,238)
   Proceeds from sale of premises and equipment                                                109           1,034
   Net (investment in) proceeds from sale of  real estate owned                               (142)            370
                                                                                       -----------      ----------
          Net Cash Used in Investing Activities                                             (9,103)        (73,844)

Financing Activities:
   Net increase in noninterest-bearing deposits                                             10,394          19,238
   Net increase (decrease) in interest-bearing deposits                                    (56,459)         87,815
   Net increase in federal funds purchased and securities
       sold under agreements to repurchase                                                 100,409          19,064
   Net increasse (decrease) in notes payable                                                  (818)          6,093
   Net increase (decrease) of Federal Home Loan Bank Advances                              (38,389)         49,998
   Dividends paid                                                                          (10,308)         (1,553)
                                                                                       -----------      ----------
          Net Cash Provided by Financing Activities                                          4,829         180,655
                                                                                       -----------      ----------

Net increase in cash and cash equivalents                                                   15,288           4,694
Cash and cash equivalents at beginning of period                                            14,286           6,943
                                                                                       -----------      ----------
Cash and cash equivalents at end of period                                             $    29,574      $   11,637
                                                                                       ===========      ==========


See accompanying notes to consolidated financial statements

                          NEW SOUTH BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                     Nine months Ended September 30, 2001

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

         New South Bancshares, Inc. ("Bancshares" or the "Company") is a unitary thrift holding company formed in November of 1994. The Company's principal operating subsidiary is New South Federal Savings Bank ("New South" or the "Bank"). New South has three subsidiaries, Avondale Funding.com, inc. ("Avondale"), New South Real Estate, LLC, and New South Agency, Inc. and significant interest in five joint ventures (the "New South Joint Ventures"). On May 31, 2000, New South sold its operations in Avondale and continues to dispose of the remaining assets (the "Divestiture").

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

                                                           Three Months       Nine Months
                                                               Ended September 30, 2001
                                                               ------------------------
                                                           Gain (Loss)        Gain (Loss)
                                                         ---------------   ---------------
         Interest rate caps...........................     $      (255)      $      (356)
         Interest rate lock contracts.................            (499)             (632)
         Mandatory forward delivery contracts.........            (104)             (101)
                                                         ---------------   ---------------
                                                           $      (858)      $    (1,089)
                                                         ===============   ===============

      During the first quarter of 2001, certain mandatory forward delivery contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights. OCI was increased by $.1 million and $.3 million in the third quarter 2001 and YTD 2001, respectively, from reclassification into earnings resulting from hedge ineffectiveness. Any future ineffectiveness will result in earnings volatility which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

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

      Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. Dividends totaling $10.3 million and $1.6 million were declared in the nine month periods ending September 30, 2001 and September 30, 2000, respectively. Dividends declared are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

4. Comprehensive Income

      Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For Bancshares, nonowner transactions consist of changes in unrealized gains and losses on securities available for sale and changes relating to cash flow hedges under SFAS 133. The following table represents, in thousands, comprehensive income for the three and nine month periods ended September 30, 2001 and 2000.

                                                                        Three Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                        2001            2000
                                                                   ---------------  --------------
   Net income...................................................    $      3,227    $      3,017

   Other comprehensive income (loss), net of tax:
        Net losses on current period cash flow hedges...........         (11,498)              -
        Reclassification adjustment for amount included
           in net income........................................             113               -
        Unrealized gain on investment securities
           available for sale...................................           5,097           1,461
                                                                  ---------------  --------------
            Other comprehensive income (loss)...................          (6,288)          1,461
                                                                  ---------------  --------------

   Comprehensive income (loss)..................................    $     (3,061)   $      4,478
                                                                  ===============  ==============

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -------------------------------
                                                                       2001            2000
                                                                  ---------------  --------------
   Net income...................................................   $       8,793    $      7,734

   Other comprehensive loss, net of tax:
        Cumulative effect of a change in accounting for
           derivative instruments and hedging activities........          (3,222)              -
        Net losses on current period cash flow hedges...........         (13,038)              -
        Reclassification adjustment for amount included
           in net income........................................             (86)              -
        Unrealized gain on investment securities
           available for sale...................................           6,875             584
                                                                  ---------------  --------------
            Other comprehensive income (loss)...................          (9,471)            584
                                                                  ---------------  --------------

   Comprehensive income (loss)..................................   $        (678)   $      8,318
                                                                  ===============  ==============

5. Segment Reporting

      Reportable segments consist of Residential Mortgage Lending, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

      Residential Mortgage Lending originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of the origination of primarily multi family housing. Automobile Lending consists of the origination and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as its funding needs. Residential Mortgage Lending, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, which are credited with the interest income generated by those assets. The originating unit pays a market based funds used charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three and nine month periods ended September 30, 2001 and 2000, in thousands, are included in the following table.

                                                                  For the three months ended September 30, 2001
                                                --------------------------------------------------------------------------------
                                                Residential  Commercial
                                                 Mortgage    Real Estate    Automobile    Portfolio
                                                 Lending      Lending       Lending       Management      Other     Consolidated
                                                -----------  -----------    ----------    ----------   ----------   ------------
Interest income                                 $    10,113  $     3,113    $    3,729    $    4,914   $      430   $     22,299
Interest expense                                          -          117             -        14,109          842         15,068
Intra-company funds (used) / provided                (4,830)      (1,381)       (1,202)        7,437          (24)             -
Provision for loan losses                               101            -           725            50          124          1,000
Noninterest income                                   10,462          105           634           142          513         11,856
Noninterest expense                                   9,462          104         1,389         1,105        2,629         14,689
                                                -----------  -----------    ----------    ----------   ----------   ------------
Net income (loss) before income taxes                 6,182        1,616         1,047        (2,771)      (2,676)         3,398
Provision for (benefit of) income taxes                 315           83            53          (142)        (138)           171
                                                -----------  -----------    ----------    ----------   ----------   ------------
     Net income (loss)                          $     5,867  $     1,533    $      994    $   (2,629)  $   (2,538)  $      3,227
                                                ===========  ===========    ==========    ==========   ==========   ============

Depreciation and amortization, net              $       232  $         -    $       25    $        9   $      223   $        489
Capital expenditures                                    129            -            12            18           85            244

                                                                  For the three months ended September 30, 2000
                                                ------------------------------------------------------------------------------------
                                                Residential    Commercial
                                                 Mortgage     Real Estate    Automobile    Portfolio
                                                  Lending       Lending       Lending      Management      Other       Consolidated
                                                -----------  -------------  ------------  ------------  ------------  --------------
Interest income                                 $    14,612   $      2,983   $     3,735   $     3,837   $       537   $     25,704
Interest expense                                          -             59             -        16,846           870         17,775
Intra-company funds (used) / provided                (6,489)             -        (1,101)        7,531            59              -
Provision for loan losses                             1,660              -          (255)         (552)          500          1,353
Noninterest income                                    8,455             83           930          (591)          596          9,473
Noninterest expense                                   8,414             24         1,170           778         2,456         12,842
                                                -----------  -------------  ------------  ------------  ------------  --------------
Net income (loss) before income taxes                 6,504          2,983         2,649        (6,295)       (2,634)         3,207
Provision for (benefit of) income taxes                 233              4           127           280          (454)           190
                                                -----------  -------------  ------------  ------------  ------------  --------------
     Net income (loss)                          $     6,271   $      2,979   $     2,522   $    (6,575)  $    (2,180)  $      3,017
                                                ===========  =============  ============  ============  ============  ==============

Depreciation and amortization, net              $       231   $          -   $        39   $        11   $       378   $        659
Capital expenditures                                     79              -             -             -           763            842

                                                                  For the nine months ended September 30, 2001
                                                ------------------------------------------------------------------------------------
                                                Residential    Commercial
                                                 Mortgage     Real Estate    Automobile    Portfolio
                                                  Lending       Lending       Lending      Management      Other       Consolidated
                                                -----------  -------------  ------------  ------------  ------------  --------------
Interest income                                 $    32,990   $      9,928   $    10,811   $    13,798   $     1,186   $     68,713
Interest expense                                          2            343             -        44,832         2,560         47,736
Intra-company funds (used) / provided               (17,408)        (5,003)       (3,785)       26,300          (104)             -
Provision for loan losses                               244             50         2,000            50         1,469          3,813
Noninterest income                                   35,435            312         1,465        (4,011)        2,914         36,114
Noninterest expense                                  26,735            251         3,983         3,258         8,605         42,831
                                                -----------  -------------  ------------  ------------  ------------  --------------
Net income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle                               24,035          4,593         2,508       (12,053)       (8,638)        10,447
Provision for (benefit of) income taxes               1,219            236           127          (610)         (442)           530
                                                -----------  -------------  ------------  ------------  ------------  --------------
Net income before cumulative effect
  of a change in accounting principle                22,816          4,357         2,381       (11,443)       (8,196)         9,917
Cumulative effect of change in
  accounting principle                                    -              -             -         1,124             -          1,124
                                                -----------  -------------  ------------  ------------  ------------  --------------
     Net income (loss)                          $    22,816   $      4,357   $     2,381   $   (12,567)  $    (8,196)  $      8,793
                                                ===========  =============  ============  ============  ============  ==============

Depreciation and amortization, net              $       654   $          -   $        86   $        28   $       705   $      1,473
Total assets                                        590,886        138,019       128,600       318,610        53,777      1,229,892
Capital expenditures                                    416              -            90            20           280            806

                                                                    For the nine months ended September 30, 2000
                                           ----------------------------------------------------------------------------------------
                                             Residential     Commercial
                                              Mortgage      Real Estate      Automobile     Portfolio
                                              Lending         Lending         Lending       Management       Other     Consolidated
                                           --------------  --------------  -------------  -------------- ------------ --------------
Interest income                               $   37,985      $    7,854     $    9,621      $   14,166    $   2,589    $   72,215
Interest expense                                       -              59              -          45,435        2,564        48,058
Intra-company funds (used)/provided              (25,020)              -         (4,994)         30,058          (44)            -
Provision for loan losses                          1,666               -           (255)              2        2,350         3,763
Noninterest income                                23,766             358          2,459          (2,172)       4,479        28,890
Noninterest expense                               24,748              98          3,738           2,458       10,004        41,046
                                           --------------  --------------  -------------  -------------- ------------  ------------
Net income (loss) before income taxes             10,317           8,055          3,603          (5,843)      (7,894)        8,238
Provision for (benefit of) income taxes              469             318            186             308         (777)          504
                                           --------------  --------------  -------------  -------------- ------------  ------------
     Net income (loss)                        $    9,848      $    7,737     $    3,417      $   (6,151)   $  (7,117)   $    7,734
                                           ==============  ==============  =============  ============== ============  ============

Depreciation and amortization, net            $      665      $        -     $      128      $       27    $   1,195    $    2,015
Total assets                                  $  670,976              10        102,331         397,636       42,092     1,213,045
Capital expenditures                                 369               -              5              13        1,851         2,238

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the requirements of this statement to have a significant impact on the financial statements.

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

         The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at September 30, 2001 as compared to December 31, 2000, in addition to including an analysis of income for the three months ended September 30, 2001 ("Third Quarter 2001") and the nine months ended September 30, 2001 ("YTD 2001") as compared to the three months ended September 30, 2000 ("Third Quarter 2000") and the nine months ended September 30, 2000 ("YTD 2000"), respectively.

         During YTD 2001, the Company completed the securitization of approximately $254 million, $229 million in the first quarter and $25 million in the second quarter, of primarily residential nonconforming mortgage loans (the "Securitization"), recording a gain of $3.7 million. The nature and timing of the Securitization had a significant impact on the YTD 2001 results of operations as well as September 30, 2001 period end assets and liabilities, especially Third Quarter 2001 and YTD 2001 averages. The residual interest in the amount of $7.9 million associated with the Securitization was sold to an affiliated company at fair value.

Net Income and Key Performance Ratios

Summary

         New South reported net income of $3.2 million for Third Quarter 2001, a 7.0% increase from net income of $3.0 million for Third Quarter 2000. On a per share basis, earnings were $2.57 and $2.40, respectively, for the same periods. During Third Quarter 2001 the return on average assets was 1.08% and the return on average equity, excluding components of other comprehensive income, was 23.03% compared to 1.01% and 21.20%, respectively, for Third Quarter 2000.

         Net income totaled $8.8 million for YTD 2001, a 13.7% increase from net income of $7.7 million for YTD 2000. On a per share basis, earnings were $7.00 and $6.16, respectively, for the same periods. YTD 2001 results of operations included a transition adjustment relating to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities of $1.1 million, or $.89 per share. For YTD 2001, the return on average assets was 0.99% and the return on average equity, excluding components of other comprehensive income, was 20.57% compared to 0.93% and 19.95%, respectively, for YTD 2000.

Net Interest Income

         Net interest income for Third Quarter 2001 was $7.2 million, a $.7 million, or 8.8%, decrease from net interest income of $7.9 million for Third Quarter 2000. This decrease is attributable to lower average loan balances during the Third Quarter 2001 following the Securitization, compared with the same period in 2000, and the impact of interest rate swap contracts ("Swaps"). Although total average earning assets were the same during both the Third Quarter 2001 and Third Quarter 2000 at $1.1 billion, average loans, the highest yielding earning asset category, decreased $141.0 million, or 15.6%, from $906.4 million in 2000 to $765.4 million in 2001. The decline in loan assets were primarily offset by increases in the Company's investment portfolio which have a lower yield. In addition, the Company's Swaps, intended primarily to convert variable rates liabilities to fixed rates, decreased net interest income by $1.4 million during Third Quarter 2001, compared to an increase of $.1 million during Third Quarter 2000.

         Net interest income for YTD 2001 was $21.0 million, a $3.2 million, or 13.2%, decrease from net interest income of $24.2 million for YTD 2000. The decrease reflects the Company's reliance on relatively higher cost time deposits in its overall funding and the impact of Swaps. Time deposits, the highest costing funding source, averaged $713.5 million during YTD 2001 and $654.8 million during YTD 2000, an increase of $58.7 million, or 9.0%. The Company's Swaps decreased net interest income by $2.3 million during YTD 2001, compared to an increase of $.4 million during YTD 2000, a combined decrease in the net interest income of $2.7 million. These swaps are primarily hedges of the Company's time deposits which have resulted in the effective yields remaining approximately the same between years.

         While interest rates remain unpredictable, the Bank remains liability sensitive which could reduce net interest income in rising interest environments. See the section "Interest Sensitivity and Market Risk" for a more complete discussion of the Company's utilization of interest rate derivative instruments and their potential impact on net interest income.

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

                 Average Balances, Income, Expense, and Rates

                                                                    For the three months ended September 30,
                                                     ------------------------------------------------------------------------
                                                                     2001                                 2000
                                                     -----------------------------------  -----------------------------------
                                                        Average      Income/    Yield/       Average     Income/     Yield/
                                                        Balance      Expense     Rate        Balance     Expense      Rate
                                                     -------------------------------------------------------------- ---------
                                                             (In thousands, except percentages)
Assets
    Loans, net of unearned income(1)...............  $   765,435    $ 17,217     8.92%    $   906,401   $ 22,127      9.71%
    Federal funds sold.............................       11,340         117     4.09           8,039        149      7.37
    Investment securities available for sale.......      227,602       3,685     6.42         115,277      1,993      6.88
    Other investments..............................       71,868       1,280     7.07          70,246      1,435      8.13
                                                     -----------------------              ----------------------

      Total earning assets.........................    1,076,245      22,299     8.22       1,099,963     25,704      9.30
    Allowance for loan losses......................      (11,523)                             (12,275)
    Other assets...................................      120,768                               97,582

                                                     -----------                          -----------
      Total Assets.................................  $ 1,185,490                          $ 1,185,270
                                                     ===========                          ===========

Liabilities and Shareholders' Equity
    Other interest bearing deposits................  $     5,282          72     5.41         $ 3,918         69      7.01
    Savings deposits...............................      106,744         838     3.11          74,793        852      4.53
    Time deposits..................................      645,616      10,262     6.31         685,082     11,590      6.73
    Other borrowings...............................      146,313       1,791     4.86          67,818      1,299      7.62
    Federal Home Loan Bank advances................      106,871       1,372     5.09         189,011      3,232      6.80
    Guaranteed preferred beneficial interests
         in the Company's subordinated debt........       34,500         733     8.43          34,500        733      8.43
                                                     -----------    --------              ----------------------

      Total interest bearing liabilities...........    1,045,326      15,068     5.72       1,055,122     17,775      6.70

    Noninterest bearing deposits...................       68,803                               65,322
    Accrued expenses and other liabilities.........       16,266                               12,148
    Shareholders' equity...........................       55,095                               52,678

                                                     -----------                          -----------
    Total Liabilities and Shareholders' Equity.....  $ 1,185,489                          $ 1,185,270
                                                     ===========                          ===========

                                                                                 ----                                 ----
    Net interest rate spread.......................                              2.50%                                2.60%
                                                                                 ====                                 ====

                                                                    --------                            -------
    Net interest income............................                 $  7,231                            $ 7,929
                                                                    ========                            =======

    Net interest rate margin.......................                              2.67%                                2.87%
                                                                                 ====                                 ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

                 Average Balances, Income, Expense, and Rates

                                                                For the nine months ended September 30,
                                                 -----------------------------------------------------------------------
                                                                  2001                                2000
                                                 ----------------------------------- -----------------------------------
                                                    Average     Income/     Yield/      Average      Income/    Yield/
                                                    Balance     Expense      Rate       Balance      Expense     Rate
                                                 ------------ ----------- --------- --------------- ----------- --------
                                                                  (In thousands, except percentages)
Assets
    Loans, net of unearned income(1)..........    $   800,150   $ 55,007      9.19%   $   851,890    $ 61,830     9.69%
    Federal funds sold........................         17,368        608      4.68          8,170         406     6.64
    Investment securities available for sale..        184,990      9,098      6.58        109,047       5,754     7.05
    Other investments.........................         72,395      4,000      7.39         64,535       4,225     8.75
                                                  ------------  -----------           -------------- ------------

      Total earning assets....................      1,074,903     68,713      8.55      1,033,642      72,215     9.33
    Allowance for loan losses.................        (12,680)                            (11,780)
    Other assets..............................        125,045                              86,523

                                                  ------------                        --------------
      Total Assets............................    $ 1,187,268                         $ 1,108,385
                                                  ============                        ==============

Liabilities and Shareholders' Equity
    Other interest bearing deposits...........    $     4,674        207      5.92    $     3,930         199     6.76
    Savings deposits..........................         84,080      2,391      3.80         75,246       2,546     4.52
    Time deposits.............................        713,487     34,328      6.43        654,842      31,431     6.41
    Other borrowings..........................         80,846      3,204      5.30         65,682       3,616     7.35
    Federal Home Loan Bank advances...........        133,661      5,407      5.41        158,160       8,067     6.81
    Guaranteed preferred beneficial interests
         in the Company's subordinated debt...         34,500      2,199      8.52         34,500       2,199     8.52
                                                  ------------  -----------           -------------- -----------

      Total interest bearing liabilities......      1,051,248     47,736      6.07        992,360      48,058     6.47

    Noninterest bearing deposits..............         64,925                              54,681
    Accrued expenses and other liabilities....         15,648                              10,947
    Shareholders' equity......................         55,447                              50,397

                                                  ------------                        --------------
    Total Liabilities and Shareholders' Equity    $ 1,187,268                         $ 1,108,385
                                                  ============                        ==============
                                                                            ---------                            --------
    Net interest rate spread..................                                2.48%                               2.86%
                                                                            =========                            ========
                                                                -----------                          -----------
    Net interest income.......................                  $ 20,977                             $ 24,157
                                                                ===========                          ===========

    Net interest rate margin..................                                2.61%                               3.12%
                                                                            =========                            ========


(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.


         Loans, including loans available for sale and loans, net of unearned income, represent the largest component of earning assets. Loans averaged
$765.4 million during Third Quarter 2001 and $800.2 million during YTD 2001, compared with $906.4 million during Third Quarter 2000 and $851.9 million during YTD 2000, a decrease of 15.6% and 6.1%, respectively, as a result of the Securitization. Loans totaled $838.0 million at September 30, 2001 and $969.6 million at December 31, 2000, a decline of $131.6 million, or 13.6%, also reflecting the Securitization.

         Investment securities available for sale ("Investments AFS") increased $112.3 million, or 97.4%, comparing Third Quarter 2001 average of $227.6 million to Third Quarter 2000 average of $115.3 million. Comparing YTD 2001 average of $185.0 million to YTD 2000 average of $109.0 million, Investments AFS increased $76.0 million, or 69.6%. Investments AFS totaled $276.2 million at September 30, 2001 and $168.2 million at December 31, 2000, an increase of $108.0 million, or 64.2%. This increase in investment securities is primarily the result of the Company's implementation of a strategy to more fully leverage its core capital. The Company purchased a portfolio of GNMA securities beginning in the second quarter of 2001, which averaged $121.1 million during Third Quarter 2001 and $91.3 million during YTD 2001, and may continue to add to the portfolio throughout the remainder of 2001. The GNMA securities are being funded with repurchase agreements, which accounted for the increase in other borrowings for both YTD 2001 and Third Quarter 2001. The Company has entered into certain interest rate swaps to mitigate the repricing interest rate risk on a portion of the repurchase agreements.

         The composition of the Company's interest earning assets impacted composition of the interest bearing liabilities. Deposits and FHLB Advances are the primary funding source for loan assets. As a result, average time deposits decreased by $39.5 million, or 5.8%, to $645.6 million during the Third Quarter 2001 from $685.1 million during the Third Quarter 2000. Average time deposits increased by $58.7 million, or 9.0%, to $713.5 million during YTD 2001 from $654.8 million during the YTD 2000. Although a significant funding component during most of 2001, the decline in average time deposits during Third Quarter 2001 reflects a shift in funding from such time deposits to alternative sources. Cash received in connection with the Securitization was utilized to reduce the Company's borrowings from the Federal Home Loan Bank ("FHLB"), with the timing of the Securitization having a significant impact on average FHLB advances. FHLB advances averaged $106.9 million during Third Quarter 2001, compared with $189.0 million during Third Quarter 2000, a reduction of $82.1 million, or 43.5%. FHLB advances averaged $133.7 million during YTD 2001, and averaged $158.2 million during YTD 2000, a decrease of $24.5 million, or 15.5%, reflecting the buildup of loans, and related funding, prior to the Securitization.

         Because of the size of the Securitization and the nature of the assets included, the Company expects its net interest rate spread and net interest rate margin to be lower in the fourth quarter of 2001 than in the same period of 2000. The amount of this decline will be effected by loan origination volume and interest rate levels of loan production during this period, as well as the continued reduction in the Company's funding costs.

Noninterest Income and Noninterest Expenses

         Noninterest income totaled $11.9 million during Third Quarter 2001 compared to $9.5 million for the same period in 2000, an increase of $2.4 million, or 25.2%. Loan administration income totaled $2.7 million for both the Third Quarter 2001 and the Third Quarter 2000. Origination fees reflect increased production volume characteristic of relatively lower interest rates in the general economy and amounted to $3.2 million for Third Quarter 2001, an increase of $1.0 million, or 45.2% over the same period in 2000. Overall, production in the Bank's residential mortgage lending business increased 42.6% from Third Quarter 2001 compared to Third Quarter 2000. Gain on the sales of loans and mortgage servicing rights during Third Quarter 2001 totaled $4.3 million compared with $3.5 million during Third Quarter 2000, an increase of $.8 million, or 21.9%. In addition, the Company sold approximately $27.8 million of investment securities available for sale in the Third Quarter 2001 and realized a gain of $.6 million. There were no sales during comparable periods in 2000.

         Noninterest income totaled $36.1 million during YTD 2001 compared to $28.9 million for YTD 2000, an increase of $7.2 million, or 25.0%. Loan administration income totaled $8.6 million for both YTD 2001 and YTD 2000. Origination fees reflect increased production volume characteristic of relatively lower interest rates in the general economy and amounted to $8.9 million for YTD 2001, an increase of $2.7 million, or 44.4%, over the same period in 2000. Overall, production in the Bank's residential mortgage lending business increased 46.2% in YTD 2001 compared to same period of 2000. Gain on the sales of loans and mortgage servicing rights during YTD 2001 totaled $14.2 million compared with $9.7 million during YTD 2000, an increase of $4.5 million, or 46.3%, largely due to the $3.7 million gain relating to the Securitization and the increase in sales volume relative to total production.

         Noninterest expenses totaled $14.7 million during Third Quarter 2001, a $1.9 million, or 14.4%, increase compared to $12.8 million for the same period in 2000. Salaries and benefits were $8.4 million for Third Quarter 2001, a $1.0 million increase compared to $7.4 million for the same period in the prior year. The increase is attributable to higher compensation resulting from an increase in the residential loan production volume during 2001. Occupancy and equipment expense was $1.3 million in Third Quarter 2001, a decline of $.1 million, or 3.4% from Third Quarter 2000, attributable primarily to the Divestiture. Other noninterest expenses totaled $4.9 million in Third Quarter 2001 and $4.0 million in Third Quarter 2000, an increase of $.9 million, or 22.3%. This increase resulted from higher residential loan production volumes during Third Quarter 2001 compared with the same period in 2000 and expenses associated with conversions of various systems utilized in the Company's operations.

         Noninterest expenses totaled $42.8 million during YTD 2001 compared to $41.0 million for the same period in 2000. Salaries and benefits were $25.4 million YTD 2001, a $2.1 million increase compared to $23.3 million for the same period in the 2000, resulting from higher compensation resulting from an increase in residential loan production volume. YTD 2001 occupancy and equipment expense was $3.7 million compared to $4.5 million YTD 2000, a decrease of $.8 million or 19.4%, resulting from the Divestiture in the second quarter of 2000. Other noninterest expenses totaled $13.8 million in YTD 2001 and $13.2 million YTD 2000, an increase of $.6 million, or 4.2% for the same reasons as the increase in Third Quarter 2001 other expenses.

Interest Sensitivity and Market Risk

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

         At September 30, 2001, New South had Swaps with notional amounts totaling $340 million. $310 million of the Swaps were receive variable/pay fixed swap contracts designated to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At September 30, 2001 these Swaps were designated as cash flow hedges for $70 million of repurchase agreements and $240 million of certain time deposits. Additionally, the Company has entered into $30 million of receive fixed/pay variable Swaps utilized as cash flow hedges for certain brokered certificates of deposit included in the Company's overall funding. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

         In addition to Swaps, New South had $285 million in interest rate cap contracts ("Caps") outstanding at September 30, 2001. As discussed above, the Company is exposed to rising liability costs due to the relatively short-term nature of its liability portfolio. The Caps could mitigate increases in the costs of liabilities if rates rose above the index rate. Under SFAS 133, the Caps do not qualify for hedge accounting. As a result, changes in the market value of the Caps are recorded through the income statement versus OCI. Short-term interest rates would need to increase significantly before the Caps would provide the Company with a material benefit.


Asset Quality

Nonperforming Assets

         The following table summarizes nonperforming assets as of September 30, 2001 and December 31, 2000.

                             Nonperforming Assets

                                                              September 30,       December 31,
                                                                  2001                2000
                                                            ----------------   -----------------
                                                             (In thousands, except percentages)
       Nonaccrual loans................................             $ 14,020            $ 13,621
       Restructured loans..............................                1,827               1,879
                                                            ----------------   -----------------

            Total nonperforming loans..................               15,847              15,500
       Foreclosed properties and repossessed assets....                5,889               4,222
                                                            ----------------   -----------------
            Total nonperforming assets.................             $ 21,736            $ 19,722
                                                            ================   =================

       Allowance for loan losses to period-end loans...                 1.61%               1.51%
       Allowance for loan losses to period-end
         nonperforming loans...........................                75.93%              87.18%
       Allowance for loan losses to period-end
         nonperforming assets..........................                55.36%              68.52%
       Nonperforming assets to period-end loans and
         foreclosed properties and repossessed assets..                 2.88%               2.19%
       Nonperforming loans to period-end loans.........                 2.11%               1.73%

         The increase in nonaccrual loans is related to the slowing of general economic conditions, and certain repurchased governmental loans relating to the Company's loan servicing activities. The increased level of foreclosed and repossessed assets is due to the foreclosure of construction loans during the third quarter. The deterioration of the ratio of nonperforming assets to period-end loans and foreclosed property and the ratio of nonperforming loans to period-end loans is primarily the result of the reduced September 30, 2001 loan levels attributable to the Securitization. See the following section "Provision and Allowance for Loan Losses" for a discussion of the adequacy of the allowance.

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

         The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the Company's markets with residential mortgage and automobile installment loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators.

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

                   Analysis of the Allowance for Loan Losses
                    For the nine months ended September 30,
                      (In thousands, except percentages)

                                                               2001             2000
                                                          --------------   --------------
Average loans, net of unearned income....................      $ 800,150       $  851,890
                                                          ==============   ==============

Balance of allowance for loan losses
     at beginning of period..............................      $  13,513       $   11,114

Loans charged off:
     Residential mortgage................................          3,423            1,449
     Installment.........................................          3,932            2,362
     Commercial real estate..............................              -                -
                                                          --------------   --------------
          Total charge-offs..............................          7,355            3,811
                                                          --------------   --------------

Recoveries of loans previously charged off:
     Residential mortgage................................          1,166              310
     Installment.........................................            895            1,126
     Commercial real estate..............................              -                -
                                                          --------------   --------------
          Total recoveries...............................          2,061            1,436
                                                          --------------   --------------

Net charge-offs..........................................          5,294            2,375
Addition to allowance charged to expense.................          3,813            3,763
                                                          --------------   --------------

Balance of allowance for loan losses
     at end of period....................................      $  12,032       $   12,502
                                                          ==============   ==============

Net charge-offs to average loans, net of
     unearned income, annualized.........................           0.88%            0.37%

     Residential mortgage net charge-offs increased significantly during YTD 2001. The increase was primarily attributable to the charge-off of certain Avondale assets which had been reserved for in prior periods. The increase in installment net charge-offs is the result of a seasoning of the portfolio, the general economic slowdown, and increased bankruptcy related losses.

     The provision for loan losses was $1.0 million for Third Quarter 2001 compared with $1.4 million for the Third Quarter 2000, a decrease of $.4 million. The provision for loan losses was $3.8 million for both YTD 2001 and YTD 2000. At September 30, 2001 and December 31, 2000, the allowance for loan losses was $12.0 million and $13.5 million, respectively. As a percentage of loans, net of unearned income, the allowance for loan losses increased to 1.61% at September 30, 2001 from 1.51% at December 31, 2000, as a result of the reduction in loans attributable to the Securitization.

Capital

         At September 30, 2001 shareholders' equity of the Company totaled $49.0 million, or 4.0% of total assets, compared to $60.0 million, or 4.9% of total assets at December 31, 2000. The decrease is attributable to the net income of $8.8 million earned during YTD 2001, reduced by a $9.5 million increase in accumulated other comprehensive loss and dividends paid totaling $10.3 million.

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

                              Analysis of Capital

                                                                     As of                  As of
                                                                 September 30,           December 31,
                                                                     2001                    2000
                                                             --------------------   ---------------------
                                                                (In thousands, except for percentages)
Shareholder's equity.........................................      $       86,332          $       98,345
Minority interest in consolidated subsidiaries...............                 280                     206
Unrealized (gains) losses on investment securities
  available for sale and cash flow hedges....................               9,256                    (215)
                                                              ------------------   ---------------------
    Tier 1 capital...........................................              95,868                  98,336

  Allowance for loan losses..................................               9,581                   9,282
                                                              -------------------   ---------------------
    Tier 2 capital...........................................               9,581                   9,282

Low level recourse deduction.................................               8,351                   8,259
Other........................................................                 189                     150
                                                              -------------------   ---------------------
    Total deductions.........................................               8,540                   8,409

                                                              -------------------   ---------------------
    Total risk-based capital.................................      $       96,909          $       99,209
                                                              ===================   =====================

Risk-weighted assets (including off-balance
     sheet exposure).........................................      $      826,883          $      898,939
Tier 1 leverage ratio........................................                7.75%                   8.05%
Total risk-based capital ratio...............................               11.72                   11.04
Tier 1 risk-based capital ratio (1)..........................               10.58                   10.92

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


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         ITEM 6(A)--EXHIBITS

         The exhibits listed in the Exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

         ITEM 6(B)--REPORTS on Form 8-K

         No report on Form 8-K was filed by the Company during the period July 1, 2001 to September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2001                     By: /s/ ROBERT M. COUCH
                                          -------------------
                                      Robert M. Couch
                                      Executive Vice President

November 13, 2001                     By: /s/ RICHARD W. EDWARDS
                                          ----------------------
                                      Richard W. Edwards
                                      Vice President and Chief Financial Officer


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