Form 10-K405
period 2001-12-31
NEW SOUTH BANCSHARES INC
filed 2002-03-29
CIK 1058991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NUMBER 333-49459

                           NEW SOUTH BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)
                               ------------------

                    DELAWARE                         63-1132716
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

    1900 Crestwood Boulevard                           35210
        Birmingham, Alabama                          (Zip Code)
  (Address of Principal Executive Offices)

                                 (205) 951-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                     Name of Each Exchange on Which
  To be so Registered                         Each Class is to be Registered

---------------------------------          -------------------------------------

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

Yes   X     No _______
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 1, 2002: 1,255,537.1

                      DOCUMENTS INCORPORATED BY REFERENCE

                             None, except Exhibits

ITEM 1.    BUSINESS

      New South Bancshares, Inc. (the "Company") is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. Through its financial institution subsidiary, New South Federal Savings Bank (the "Bank" or "New South"), the Company operates one full-service retail branch office in Birmingham, Alabama, and 40 loan production offices located in 13 states throughout the southeastern and eastern United States. New South is the largest thrift and the sixth largest depository institution, based on asset size, headquartered in the State of Alabama.

      The Company's operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, manufactured housing lending and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The automobile installment lending program currently involves indirect lending through 470 automobile dealers in 6 southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans, including the land and the home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The Company actively funds and purchases commercial real estate loans originated by Collateral Mortgage Capital, LLC ("CMC"), an affiliate, which may be sold to investors or held in New South's portfolio.

      The Company funds its lending activities primarily with customer deposits gathered through the offering of a broad range of banking services including certificates of deposit, individual retirement and other time and demand deposit accounts, and money market accounts. The Company takes a wholesale approach to generating deposits, paying high interest rates while keeping deposit gathering overhead costs low. The Company maintains one retail branch office in Birmingham, Alabama, but attracts the majority of its deposits through telemarketing activities and third parties, primarily brokers.

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

      Prior to the formation of the Company, New South was a wholly owned subsidiary of Collateral Mortgage, Ltd. ("Collateral"), an affiliate. Prior to 1997, Collateral conducted residential mortgage lending operations consisting primarily of direct originations of residential mortgage loans which were generally underwritten and processed in accordance with the guidelines issued by Fannie Mae ("FNMA"), Freddie Mac ("FLHMC"), the Federal Housing Administration ("FHA") or the Veterans Administration ("VA"), i.e., conforming residential mortgage loans, through 39 retail mortgage origination offices located in 13 southern states as well as commercial lending. Effective July 1, 1997, Collateral transferred all 39 of its loan origination offices to New South (the "Transfer"). Prior to the Transfer, New South's residential mortgage lending operations consisted primarily of indirect originations of residential mortgage loans which were generally not underwritten and processed in accordance with government or federal agency guidelines, known as nonconforming residential mortgage loans, through correspondents and mortgage brokers, although it originated some nonconforming residential mortgage loans on a direct basis through seven origination offices.

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

      Presently, New South originates conforming residential mortgage loans primarily on a direct basis through 40 loan production offices located in the States of Alabama (12), Tennessee (4), Georgia (3), North Carolina (2), Florida
(3), Texas (1), Nevada (3), Kentucky (1), Louisiana (1), Virginia (3), Mississippi (1), Arizona (1) and Utah (1). These offices originate primarily single- family residential mortgage loans from a number of sources such as referrals from realtors, walk-in customers, borrowers, and advertising. New South augments its direct originations of conforming residential mortgage loans with indirect originations through over 250 wholesale customers, including independent mortgage brokers and correspondents, community banks, and other financial institutions in 13 states. These mortgage brokers and correspondents originate such loans using New South's underwriting criteria and standards and close such loans using funds advanced by New South simultaneously with, or following, closing. In some cases, loans are purchased at some point following closing in a secondary market transaction.

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

      New South augments its indirect originations of nonconforming residential mortgage loans with direct originations through one loan production office in Birmingham, Alabama. Like conforming residential mortgage loans, originations through these offices are derived from a number of sources such as referrals from realtors, brokers, walk-in customers, borrowers, and advertising.

AUTOMOBILE INSTALLMENT LENDING

      New South offers automobile installment loans secured by automobiles, light-duty trucks and vans. New South began offering an automobile installment lending program in 1989 to automobile dealers in the southern United States. New South has an extensive automobile dealer network consisting of 470 dealers in the States of Alabama, Florida, Georgia, Mississippi, Tennessee and Texas. New South's automobile dealer network is made up of new car franchise dealers and independent car dealers.

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

      New South purchases prime products and a limited number of nonprime products, typically secured, fixed-rate retail installment contracts, from dealers on a non recourse basis.

NONPRIME LOANS

      New South offers a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold. Terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South's underwriting guidelines which have been specifically designed to evaluate nonprime customers. Importantly, the automobile payment cannot exceed 20 percent of a nonprime borrower's gross income.

OTHER LENDING

RESIDENTIAL CONSTRUCTION AND LAND LOANS

      New South originates residential real estate construction loans as well as providing construction and land development loans in residential subdivisions to professional home builders and developers. Residential construction and land loans are primarily originated on a direct basis through New South's residential construction lending offices. New South is active in making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. These loans are made on a commitment term that generally is for a period of one year. New South reviews each individual builder's experience and reputation, general financial condition, and inventory levels in order to limit risks. All construction loans are secured by a first lien on the property and construction in progress. Additionally, the construction status is reviewed by on-site inspections. The builders' ongoing financial position is monitored on a periodic basis.

COMMERCIAL REAL ESTATE LOANS

      Commercial real estate loans are originated primarily by CMC, a subsidiary of Collateral on an indirect basis through mortgage bankers and brokers nationwide. Collateral formed CMC in 2001 and placed all origination and servicing for commercial loans in CMC. New South funds and closes in its name certain commercial real estate loans originated by CMC. These loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wide variety of other commercial properties. Many of these loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, pension funds, conduit programs, and government sponsored entities. In addition, New South may hold these loans in its own portfolio.

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

MANUFACTURED HOUSING

      In August 1998, New South began its manufactured housing division to provide retail financing on manufactured homes. The manufactured housing division originates loans on new and preowned products utilizing chattle loans and real estate loans following FHA, Fannie Mae, Freddie Mac or Rural Development guidelines.

FUNDING ACTIVITIES

      The Company funds its lending activities primarily through deposits. A significant source of funding for New South is the sale of residential mortgage loans and automobile installment loans either in the secondary market or as securitizations and advances from the Federal Home Loan Bank ("FHLB"). To a lesser extent, New South receives funds from traditional commercial borrowings as well as the retention of earning after dividend distributions to the Company. In 2001, the Company expanded its use of security repurchase agreements.

DEPOSITS

      New South conducts deposit gathering activities through one full service branch located in Birmingham, Alabama and operates an active telephone and internet banking center that handles incoming inquiries and conducts an outgoing telemarketing program for deposit products. Deposits are not accepted at any other location of New South. New South does not rely heavily on a local retail deposit base. It has primarily utilized certificates of deposit to compete for consumer deposits. New South attracts deposits from throughout the country and several foreign countries by paying competitive rates.

      New South also distributes its deposit products through brokers to individuals and institutional purchasers through a brokered certificate of deposit program which offers certificates of deposits in increments of $1.0 million to $20.0 million through selected brokers who meet New South's guidelines. In addition, the Bank receives smaller denominated brokered deposits through various programs.

SALES/SECURITIZATIONS

      New South sells a substantial portion of its loan production into the secondary market, principally by securitizing pools of loans and through sales to private investors. With respect to conforming residential mortgage loans, if a loan meets government or federal agency guidelines, it is typically sold immediately, either through the FNMA, FHLMC or Ginnie Mae ("GNMA") programs or to private investors. With respect to nonconforming residential mortgage loans, New South generally holds these loans in its portfolio unless it determines that it is economically necessary or desirable to sell the loan in light of the existing prices, capital constraints, liquidity needs, and prepayment risks. Generally, New South retains a portion of the servicing rights to the loans that it sells.

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

AUTOMOBILE INSTALLMENT LOAN SERVICING

      From time to time, New South has sold a portion of its automobile installment loan originations while retaining servicing for a servicing fee and, in some instances, a 10 percent participation in the loans themselves. As servicer, New South collects and posts all payments, responds to inquiries of customers, investigates delinquencies, sends payment coupons to customers, oversees the collateral in cases of default and accounts for collections. New South's collections department takes all actions necessary to maintain the security interest granted in the financed automobiles, including collecting delinquencies, communicating with the consumer to ensure timely payments are made and when required, contracts with third parties to recover and sell the financed automobile.

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

      New South is chartered as a federal savings bank subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, New South's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of its operations. The deposits of New South are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC to the maximum extent provided by law generally $100,000 for each depositor. In addition, the FDIC has certain regulatory and examination authority over OTS regulated savings institutions, such as New South, and may recommend enforcement actions against New South to the OTS, even though the FDIC is not the primary regulator of New South. The supervision and regulation of New South is intended primarily for the protection of the deposit insurance fund and New South's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of New South.

      Business Activities. New South derives its lending and investment powers
      -------------------
from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, New South may invest in residential mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. New South may also establish service corporations that may engage in activities not otherwise permissible for New South, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

      OTS Capital Requirements. Under federal law and OTS regulations, savings
      ------------------------
associations are required to comply with each of three separate capital adequacy standards: a tangible capital requirements; a tier 1 capital ratio; and a risk- based capital requirement. The OTS is authorized to establish individual capital requirements for a savings association consistent with these capital standards. The OTS was required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") to promulgate additional capital requirements that in certain respects have superseded the capital requirements discussed immediately below. Higher capital requirements must be met for the Bank to meet the well capitalized guidelines.

      Tangible Capital. The OTS capital regulations require tangible capital of
      ----------------
at least 1.5 percent of adjusted total assets, as defined by regulation. Tangible capital generally includes common shareholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus and minority interest in the equity accounts of fully consolidated subsidiaries. In addition, all intangible assets, other than a limited amount of properly valued mortgage servicing rights ("MSRs"), must be deducted from tangible capital.

      Tier 1 Capital Ratio. The tier 1 capital ratio adopted by the OTS
      --------------------
requires savings associations to maintain core capital in an amount equal to at least three percent of adjusted total assets. Core capital includes common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, certain goodwill and MSRs less certain intangible assets, and investments in nonincludable subsidiaries. In general, intangible assets must be deduced in computing core capital because they are excluded from assets under the OTS's capital rules. There are exceptions to this rule of deduction, however. MSRs and purchased credit card relationships ("PCCRs") are limited in the aggregate to the lesser of 100% of the amount of core capital computed before the deduction of any disallowed servicing assets and disallowed PCCRs, or the amount of servicing assets and PCCRs, with PCCRs not exceeding 25 percent of core capital, provided that such rights must be valued at the lower of 90 percent of fair market value or 100 percent of the remaining unamortized book value of the asset.

      Risk-based Capital. The risk-based capital standard for savings
      ------------------
institutions requires the maintenance of total capital, which is defined as core capital and supplementary capital less certain holdings, to risk-weighted assets of at least eight percent. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet instruments, are multiplied by a risk weight of 0 percent to 100 percent, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the three percent leverage standard. The components of supplementary capital currently include cumulative preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the general allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent of risk-adjusted assets. Overall, the amount of supplemental capital counted toward total capital cannot exceed 100 percent of core capital.

      Effective January 1, 2002, the OTS and the other bank regulatory agencies amended their regulatory capital standards to change the treatment of certain recourse obligations, direct credit substitutes, residual interests, and other positions in securitized transactions that expose banking organizations to credit risk. With this amendment, the agencies' regulatory capital standards align more closely the risk-based capital treatment of recourse obligations and direct credit substitutes, vary the capital requirements for positions in securitized transactions (and certain other credit exposures) according to their relative risk, and require capital commensurate with the risks associated with residual interests.

      Federal Deposit Insurance. New South is required to pay assessments to the FDIC for insurance of its deposits by the SAIF based on a percentage of its insured deposits.

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

      In late 1995, the FDIC amended the risk-based assessment schedule for depository institutions with deposits insured by the BIF, resulting in a significant reduction in FDIC assessments for BIF-insured but not SAIF-insured institutions. In response to this assessment disparity, the Deposit Insurance Funds Act of 1996 (the "1996 Act"), enacted on September 30, 1996, amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce the disparity between the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the required reserve ratio of 1.25 percent. In addition to the assessment for deposit insurance, since January 1, 1997, insured institutions are charged an assessment on their insured deposits for the purpose of paying interest on the bonds issued by the federal Financing Corporation in the late 1980s (the "FICO Bonds") to assist in the recovery of the savings and loan industry. Since December 31, 1999, BIF and SAIF members are assessed at the same rate for these FICO obligations. The assessment amount is currently equal to approximately 0.021% of insured deposits. These assessments will continue until the FICO Bonds mature.

      The 1996 Act also provides that the FDIC cannot increase regular insurance assessments for the SAIF or the BIF unless required to maintain or to achieve the designated reserve ratio of 1.25 percent, except for assessments on institutions that are not classified as well-capitalized or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. New South is classified as well-capitalized and has not been found by the OTS to have such supervisory weaknesses. Accordingly, if the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, New South, as long as it maintains its capital and supervisory status, would expect to pay substantially lower FDIC assessments compared to those it paid in recent years. Nevertheless, the FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. The FDIC recently notified all insured institutions about the possibility of higher deposit insurance premiums in the second half of 2002. If such action is taken by the FDIC, it could have an adverse effect on the earnings of New South.

      Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to meet a Qualified Thrift Lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65 percent of its portfolio assets, defined as total assets less (i) specified liquid assets up to 20 percent of total assets, (ii) intangible assets, including goodwill, and (iii) the value of property used to conduct business, in certain "qualified thrift investments," such as home residential mortgage loans and other residential real estate-related assets, on a monthly average basis in 9 out of every 12 months. A savings institution may also be considered a QTL by qualifying as a "domestic building and loan association" as defined under the Code.

      A savings institution that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from the FHLB. In addition, the holding company of such an institution, such as the Company, would similarly be required to register as a bank holding company with the Federal Reserve Board. See "Supervision and Regulation--Supervision and Regulation of the Company." At December 31, 2001, New South qualified as a QTL.

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

      Federal Deposit Regulation. New South's deposit taking activities are subject to the provisions of various federal and state statutes, including among others, the Truth-in-Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, and the regulations promulgated thereunder. These statutes and regulations, among other things, require the disclosure of certain basic information concerning deposit accounts to account holders, specify when funds must be made available to account holders and require disclosure to account holders of the bank's funds availability policies, and establish the rights, liabilities, and responsibilities of parties in electronic funds transfers. Civil liability is also imposed by some statutes and violations of those statutes may lead to class actions seeking actual and/or punitive damages. New South attempts in good faith to comply with the provisions of these statutes and their implementing regulations; however, even inadvertent noncompliance could result in liability to New South.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as
      ----------------------
implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the institution. FIRREA amended CRA to require all institutions to make public disclosure of their CRA performance using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." New South received an outstanding rating in its most recent

CRA examination by the OTS.

      Bank regulatory agencies, including the OTS, have CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations will be assessed and enforced. The regulations establish three tests applicable to New South: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate its delivery of services to such areas, and (iii) an investment test to evaluate its investment in programs beneficial to such areas. New South's current operations and policies substantially comply with the regulations.

      Agencies. New South's lending activities, including its mortgage banking
      --------
operations, are subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA and other regulatory agencies with respect to originating, processing, underwriting, selling and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Moreover, lenders such as New South are required annually to submit audited financial statements to FNMA, FHLMC and GNMA and to comply with each regulatory entity's own financial requirements. New South's business is also subject to examination by FNMA, FHLMC and GNMA to assure compliance with applicable regulations, policies and procedures.

      Transactions with Affiliates. New South is subject to restrictions
      ----------------------------
imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from New South unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms-length transactions with third persons. Further, such secured loans and other transactions and investments by New South are generally limited in amount as to the Company and as to any other individual affiliate in the aggregate amount of 10 percent of New South's capital and surplus and as to the Company and all affiliates to an aggregate of 20 percent of New South's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from New South for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. New South's ability to extend credit to its directors, executive officers, and 10 percent shareholders, as well as to entities controlled by such persons, is governed by the requirements of Section 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve thereunder.

      Liquidity Requirements. New South is required by OTS regulation to
      ----------------------
maintain an average daily balance of liquid assets such as cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations, in each calendar quarter of not less than four percent of the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding quarter. Effective March 15, 2001, the OTS adopted an interim rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other federal banking regulatory agencies that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

      Branching. Subject to certain limitations, the HOLA and the OTS
      ---------
regulations currently permit federally chartered savings institutions such as New South to establish branches in any state of the United States and its territories. A savings association must apply with the OTS prior to opening a branch. The regulations allow the OTS to grant supervisory clearance to an applicant based on the policies, condition of the applicant including whether the applicant has adequate capital and its CRA record.

      FHLB System. The FHLB System consists of 12 district FHLBs subject to
      -----------
supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, New South is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to one percent of the aggregate unpaid principal of its home residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its outstanding advances from the FHLB, whichever is greater.

     Recent Legislation. On November 12, 2000, the Gramm-Leach-Bliley Act
     ------------------
("GLBA") became law, allowing bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The GLBA also addressed privacy issues and required financial institutions to adopt a privacy policy, to provide the policy to customers before or at the time the customer relationship is established, to periodically redistribute the privacy policy, to adhere to it, and to permit customers to "opt-out- of information sharing with third parties in many circumstances. In 2001, the federal banking regulators issued final regulations implementing certain provisions of the GLBA related to privacy. Compliance with these regulations, which were effective November 13, 2000, became mandatory on July 1, 2001. New South has adopted a privacy policy and has procedures in place to comply with the provisions of the GLBA and the related regulations.

     Following the terrorist attacks of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act ("USA PATRIOT Act"), was passed by Congress. This legislation, which was signed into law by President Bush on October 26, 2001, contains provisions ranging from improving counter terrorism capabilities to providing aid and relief for the victims of terrorism. Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. It is anticipated that regulations interpreting the USA Patriot Act will be issued throughout 2002. It is not anticipated that the USA Patriot Act will have a significant impact on the financial position of the Company.

     In addition to the recent legislation discussed above, proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures, and before the various bank regulatory agencies. The Company cannot determine the likelihood and timing of any such proposals or legislation and the impact they might have on it and its subsidiaries.

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

ITEM 2.    PROPERTIES

      The principal executive offices of the Company are located at 1900 Crestwood Boulevard, Birmingham, Alabama in a 63,000 square foot building owned by Collateral. New South owns a 42,789 square foot facility located at 215 North 21st Street in Birmingham, Alabama of which 33 percent is occupied by New South. The remaining space is leased to multiple tenants. New South also owns an 85,000 square foot building located at 210 Automation Way, Birmingham, Alabama.

      In addition, New South leases space at 2000 Crestwood Boulevard, Birmingham, Alabama in a 15,000 square foot building. New South leases all of its other physical locations in the normal course of business. At December 31, 2001, New South had 40 offices in 38 cities which were leased. Substantially all leases are for periods of from one to five years.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of 2001 to a vote of the security holders of the Company.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      The common stock of the Company was held by approximately 57 stockholders as of March 1, 2002. The common stock of the Company has not been registered under the Securities Act of 1933 (the "Securities Act"), and the Company is not aware of the existence of any trading activity in the common stock. Accordingly, there is no market for such common stock, and no market is expected to develop in the foreseeable future.

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

           FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA (Amounts in thousands, except ratios and per share data)

                                                                                           December 31
                                                          -----------------------------------------------------------------------
                                                               2001           2000            1999        1998           1997
                                                         ---------------- -------------- ------------- -------------- -----------
                                                                       (In thousands, except percentages and per share data)
Summary of Operations Data:
Interest income .........................................    $   91,507     $   98,004     $   85,356   $   83,251     $   75,491
Interest expense ........................................        62,767         66,588         53,584       52,299         47,723
                                                         ---------------- -------------- ------------- -------------- -----------
Net interest income .....................................        28,740         31,416         31,772       30,952         27,768
Provision for loan losses ...............................         5,363          5,565          3,638        3,944          2,954
                                                         ---------------- -------------- ------------- -------------- -----------
Net interest income after provision
  for loan losses........................................        23,377         25,851         28,134       27,008         24,814

Non interest income:
Loan administration income...............................        11,277         11,409         10,348        5,143          4,333
Gain on sale of loans and mortgage servicing rights......        19,212         14,599         12,058       12,435          5,661
Other income.............................................        18,908         13,532         15,563       15,992          5,320
                                                         ---------------- -------------- ------------- -------------- -----------
Total ...................................................        49,397         39,540         37,969       33,570         15,314
Non interest expense:
Salaries and benefits....................................        34,639         31,005         34,347       26,286         16,024
Other expense............................................        24,083         23,627         27,759       22,467         15,398
                                                         ---------------- -------------- ------------- -------------- -----------
Total....................................................        58,722         54,632         62,106       48,753         31,422

Income before income taxes and cumulative
  effect of a change in accounting principle.. ..........        14,052         10,759          3,997       11,825          8,706
Income taxes expense.....................................           720            644          1,406        5,088          3,990
                                                         ---------------- -------------- ------------- -------------- -----------

Income before cumulative effect of a change
   in accounting principle...............................        13,332         10,115          2,591        6,737          4,716

Cumulative effect of a change in accounting
   principle....  .......................................         1,124              -              -            -              -
                                                         ---------------- -------------- ------------- -------------- -----------

Net Income...............................................    $   12,208     $   10,115     $    2,591   $    6,737     $    4,716
                                                         ================ ============== ============= ============== ===========

Per Share Data
--------------
Earnings per share.......................................    $     9.72     $     8.05     $     2.06   $     5.05     $     3.42
Weighted average shares outstanding......................         1,256          1,256          1,255        1,333          1,377

Selected Year End Balances
--------------------------
Total assets.............................................    $   28,694     $1,222,777     $1,021,107   $1,142,622     $  994,053
Investment securities available for sale.................       302,608        168,176        135,703      109,591        197,135
Loans, net of unearned income............................       789,238        895,186        748,277      812,877        727,854
Allowance for loan losses................................        12,613         13,513         11,114        9,107          7,333
Deposits.................................................       808,000        916,226        745,085      775,448        695,365
Federal Home Loan Bank Advances..........................       196,749        133,415        128,417      198,418        179,420
Total liabilities........................................        20,095      1,162,769        973,799    1,094,182        941,739
Shareholders' equity.....................................       (11,093)        60,008         47,308       48,440         52,314

Performance Ratios
------------------
Return on average assets.................................          1.01%          0.89%          0.24%        0.65%          0.51%
Return on average equity/(1)/............................         21.09          19.93           5.27        13.84           9.33
Interest rate spread.....................................          2.29           2.48           2.56         2.72           2.74
Net interest margin .....................................          2.55           2.89           3.04         3.22           3.21
Ratio of average interest-earning assets
  to average interest-bearing liabilities......   .......        104.69         106.72         109.40       109.14         108.46
Ratio of non interest expense to average assets..........          4.85           4.80           5.71         4.71           3.42
Efficiency ratio.........................................         75.15          76.99          89.05        75.56          72.94
Average equity to average assets/(1)/....................          4.78           4.46           4.52         4.70           5.50

Asset Quality Data
------------------
Net charge-offs to average loans,
  net of unearned income.......   .......................          0.75%          0.35%          0.18%        0.28%          0.21%
Nonperforming assets to average total assets.............          2.22           2.12           1.33         1.16           1.11
Nonperforming loans to average total loans,
  net of unearned income......   ........................          2.53           2.21           1.19         1.38           1.27
Allowance for loan losses to total loans,
  net of unearned income.........   .....................          1.60           1.51           1.49         1.12           1.01
Allowance for loan losses to total
  nonperforming assets.....   ...........................         47.02          56.12          77.08        75.92          71.75

Capital Ratios/(2)/
-------------------
Tangible capital (tier 1 to total assets)................          7.66%          8.05%          8.64%        7.00%          6.17%
Tier 1 capital (to risk weighted assets).................         10.64          10.02          11.86         9.96           9.51
Total risk-based capital (to risk weighted assets).......         11.78          11.04          12.10        10.38          10.48

/(1)/ Equity used to calculate this ratio excludes components of other comprehensive income.
/(2)/  Capital ratio data for all periods presented are for New South only.

Quarterly Results of Operations (Unaudited)

The quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

                                                                                            2001
                                                               ------------------------------------------------------------------
                                                                              Fourth        Third         Second         First
                                                                Total         Quarter       Quarter       Quarter       Quarter
                                                               ----------    ----------    ----------    ----------    ----------
                                                                             (In thousands, except per share data)
Interest income.............................................   $   91,507    $   22,794    $   22,299    $   20,738    $   25,676
Interest expense............................................       62,767        15,031        15,068        14,980        17,688
Net interest income.........................................       28,740         7,763         7,231         5,758         7,988
Provision for loan losses...................................        5,363         1,550         1,000         1,010         1,803
Noninterest income .........................................       49,397        13,283        11,856        12,358        11,900
Noninterest expense ........................................       58,722        15,891        14,689        14,458        13,684
Income before income taxes and cumulative effect
  of a change in accounting principle.........   ...........       14,052         3,605         3,398         2,648         4,401
Cumulative effect of a change in accounting principle.......       (1,124)            -             -           -          (1,124)
Net income..................................................       12,208         3,415         3,227         2,510         3,056
Per common share:
Net income/(1)/.............................................   $     9.72    $     2.72    $     2.57    $     2.00    $     2.43
Weighted average shares outstanding.........................        1,256         1,256         1,256         1,256         1,256

                                                                                            2000
                                                               ------------------------------------------------------------------
                                                                              Fourth        Third         Second         First
                                                                Total         Quarter       Quarter       Quarter       Quarter
                                                               ----------    ----------    ----------    ----------    ----------
                                                                             (In thousands, except per share data)
Interest income.............................................   $   98,004    $   25,789    $   25,704    $   24,674    $   21,837
Interest expense............................................       66,588        18,530        17,775        15,925        14,358
Net interest income.........................................       31,416         7,259         7,929         8,749         7,479
Provision for loan losses...................................        5,565         1,802         1,353         1,942           468
Noninterest income .........................................       39,540        10,650         9,473        10,259         9,158
Noninterest expense ........................................       54,632        13,586        12,842        13,458        14,746
Income before income taxes..................................       10,759         2,521         3,207         3,608         1,423
Net income .................................................       10,115         2,381         3,017         3,379         1,338
Per common share:
Net income/(1)/.............................................   $     8.05    $     1.89      $   2.40    $     2.69    $     1.07
Weighted average shares outstanding.........................        1,256         1,256         1,256         1,256         1,256

/(1)/ Per share amounts are computed based on the weighted average shares outstanding during each quarter. Therefore, due to rounding differences with the weighted average shares calculation and per share amounts, net income per share for the quarters may not amount to the annual totals shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The following discussion should be read in conjunction with the preceding "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. Footnote 1 to the Consolidated Financial Statements summarizes the Company's significant accounting policies governing amounts reported in the financial statements. The financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages contained herein are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables, graphs, and financial statements included herein should be considered an integral part of this section. Certain amounts in the prior year's financial information have been reclassified to conform with the 2001 presentation, with no effect on previously reported net income.

         New South Bancshares, Inc. ("Bancshares" or the "Company") is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC ("NSMS"). NSMS, formed in 2000, performs certain loan related functions for the various mortgage lending units of the Bank. New South has three subsidiaries, Avondale Funding.com, inc. ("Avondale"), New South Agency, Inc. and New South Real Estate, LLC and significant interest in five joint ventures (the "New South Joint Ventures"). On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation ("AFC") to hold the acquired assets and the assumed acquisition liabilities and related operations. In July 1999, AFC's name was changed to Avondale. On May 31, 2000, New South sold its operations in Avondale and is currently in the process of liquidating the remaining assets (the "Divestiture").

        In 2001, the Company completed the securitization of approximately $254 million of primarily residential nonconforming mortgage loans (the "2001 Securitization"), recording a gain of $3.7 million. The nature and timing of the 2001 Securitization had a significant impact on the 2001 results of operations as well as December 31, 2001 loan balances and 2001 average earning assets and interest-bearing liabilities. The residual interest associated with the 2001 Securitization was sold to an affiliated company at fair value of $7.9 million. The Company also completed securitizations in 2000 of primarily nonconforming mortgage loans of $29.0 million, with no gain or loss (the "2000 Securitization") and $646.0 million, with a loss of $1.0 million, in 1999 (the "1999 Securitizations"). The Company retained residual interests totaling $.5 million and $7.2 million relating to the 2000 Securitization and 1999 Securitizations, respectively.

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

GENERAL

         The Company's operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, manufactured housing lending, and deposit gathering activities. The Company's residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company's own loan portfolio. The automobile installment lending program involves indirect lending through approximately 470 automobile dealers in 6 southern states. The Company's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. The manufactured housing lending program primarily includes the indirect origination of mortgage loans, including land and home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The Company conducts deposit gathering activities through its single full service branch located in Birmingham, Alabama, through its telephone banking center, and via the internet. See "Business."

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

         Loans are the largest component of the Company's earning assets and generally have a more favorable return than other categories of earning assets. Average loans, net of unearned income, were $834.5 million during 2001 and $894.7 million during 2000, totaling 74.1% and 82.4%, respectively, of total average earning assets.

         Deposits are New South's largest source of funds used to support earning assets. New South's average deposits were $865.5 million during 2001 and $812.6 million during 2000, totaling 80.5% and 79.9%, respectively, of total average interest-bearing liabilities. The Company has generally been able to attract and retain deposits by offering nationally competitive rates. The Company also continued its use of Federal Home Loan Bank ("FHLB") advances as an alternative funding source. Average advances decreased to $130.2 million in 2001 from $160.4 million in 2000.

         New South is required by the Office of Thrift Supervision ("OTS") to meet certain capital requirements. Among these are minimum tier 1 capital, tangible, and risk-based capital ratios. New South has consistently exceeded these minimum guidelines. At December 31, 2001, New South's capital ratios place it in the regulatory defined "well capitalized" category.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net income increased $2.1 million, or 20.6%, from $10.1 million, or $8.05 per share, in 2000, to $12.2 million, or $9.72 per share, in 2001. During 2001, the Company implemented a required change in its accounting for derivative instruments and hedging activities and expensed $1.1 million, or $.89 per share, net of tax benefit, resulting from the cumulative effects of the change in accounting.

         Net interest income decreased $2.7 million, or 1.0%, to $28.7 million in 2001 from $31.4 million in 2000. The decrease is attributable to lower average loan balances during 2001 following the 2001 Securitization, compared with 2000, and the impact of interest rate swap contracts ("Swaps"). Generally, the Company is liability sensitive. See "--Net Interest Income."

         The provision for loan losses decreased $.2 million, or 3.6%, to $5.4 million in 2001 from $5.6 million in 2000. Higher levels of nonperforming assets and net charge-offs during 2001, compared with 2000, offset the effects of lower period end loan levels. See "--Provision and Allowance for Loan Losses."

         Noninterest income increased $9.9 million, or 24.9%, to $49.4 million in 2001 from $39.5 million in 2000. Origination fees increased to $12.3 million in 2001 from $8.2 million, an increase of $4.1 million, or 50.5%, as a result of an increase in the number of residential mortgage loans originated. The sale of investment securities available for sale resulted in a gain of $1.2 million in 2001, compared with a loss of $.6 million in 2000. Gain on the sale of loans and mortgage servicing rights increased $4.6 million, or 31.6%, to $19.2 million in 2001 from $14.6 million in 2001, primarily resulting from the $3.7 million gain on the 2001 Securitization. See "--Noninterest Income and Expense."

         Noninterest expense increased $4.1 million, or 7.5%, to $58.7 million in 2001 from $54.6 million in 2000. Salaries and benefits totaled $34.6 million in 2001 compared to $31.0 million in 2000, an increase of $3.6 million, or 11.7%. The increase resulted from the rise in mortgage origination volume during 2001, which offset a $1.0 million decline resulting from the Divestiture. Net occupancy and equipment expense was $4.8 million in 2001 and $6.0 million in 2000, a decrease of $1.2 million, or 20.3%, primarily as a result of the Divestiture, which saved $.7 million. Other expenses were $19.3 million in 2001 and $17.7 million in 2000, an increase of $1.7 million, or 9.4%. The increase in other expenses resulted from increased operating cost associated with higher 2001 residential lending volume which offset the decrease of $1.4 million in other expenses attributable to the Divestiture. See "--Noninterest Income and Expense."

         The Company elected S Corporation treatment under the Internal Revenue Code on January 1, 1999. Generally, corporations electing such treatment are not subject to federal corporate taxation. Accordingly, the provision for income taxes was $.7 million in 2001, an effective rate of 5.1%, attributable only to the taxes in states which do not conform to federal S Corporation treatment. The 2000 provision for income taxes was $.6 million, an effective rate of 6.0%.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net income increased $7.5 million, or 290.4%, to $10.1 million, or $8.05 per share, in 2000, from $2.6 million, or $2.06 per share, in 1999.

         Net interest income decreased $.4 million, or 1.2%, to $31.4 million in 2000 from $31.8 million in 1999. Generally, the Company is liability sensitive. Net interest income decreased $.4 million, or 1.1%, to $31.4 million in 2001 from $31.8 million in 2000. During 2001, compared with 2000, a 3.9% increase in average interest-earning assets along with a 86 basis point increase in the yield were negated by the combined effect of a 6.5% increase in interest-bearing liabilities along with a 94 basis point increase in the rate.

         The provision for loan losses increased $2.0 million, or 53.0%, to $5.6 million in 2000 from $3.6 million in 1999. This increase resulted primarily from an increase of $8.0 million, or 75.4% in nonperforming loans, from $10.6 million at year-end 1999 to $18.7 million at year-end 2000. Many of the additional nonperforming loans were from the Acquisition. See "--Provision and Allowance for Loan Losses."

         Noninterest income increased $1.5 million, or 4.1%, to $39.5 million in 2000 from $38.0 million in 1999. Loan administration income increased from $10.3 million in 1999 to $11.4 million, an increase of $1.1 million, or 10.3%, as a result of increases in the loan servicing portfolio. The increase in loan administration income was partially offset by a decrease in origination fees of $1.6 million, to $8.2 million in 2000 from $9.8 million in 1999, attributable to a decline in the number of residential mortgage loans originated. Gain on the sale of loans and mortgage servicing rights increased $2.5 million to $14.6 million in 2000 from $12.1 million in 1999. See "--Noninterest Income and Expense."

         Noninterest expense decreased $7.5 million, or 12.0%, to $54.6 million in 2000 from $62.1 million in 1999. Salaries and benefits totaled $31.0 million in 2000 and $34.3 million in 1999, a decrease of $3.3 million, or 9.7%. The decrease resulted from a $2.1 million decrease in salaries and benefits resulting from the Divestiture, and from reduction in commissions related to the decline in mortgage origination volume during 2000. Net occupancy and equipment expense was $6.0 million in 2000 and $6.2 million in 1999, a decrease of $.2 million, or 3.7%. Other expenses were $17.7 million in 2000 and $21.6 million in 1999, a decrease of $3.9 million, or 18.1%. The decreases in other expenses attributable to the Divestiture was $1.7 million, with the remainder primarily resulting from the decline in mortgage origination volume during 2000 and a change in advertising strategy from 1999. See "--Noninterest Income and Expense."

         The provision for income taxes was $.6 million in 2000, an effective rate of 6.0%, attributable only to the taxes in states which do not conform to federal S Corporation treatment. The provision for income taxes, in 1999, included the write off of the Company's federal deferred tax asset of $1.3 million, a direct result of the January 1, 1999 S Corporation election, and was $1.4 million, an effective rate of 35.2%.

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

         During 2001, the Company implemented a strategy to more fully leverage its core capital by purchasing a portfolio of Government National Mortgage Association ("GNMA") securities beginning in the second quarter of 2001 ("GNMA Strategy"). The securities acquired under the GNMA Strategy totaled $197.4 million at December 31, 2001, and averaged $82.5 million during 2001. The GNMA securities are being funded primarily with securities sold under agreements to repurchase ("Security Repo Agreements") agreements. Amounts borrowed under Security Repo Agreements totaled $181.0 million at December 31, 2001 and averaged $77.4 million. This change in the composition of the Company's interest-earning assets reduced the net interest rate spread and margin from 2000 levels but contributed positive net interest income.

         Net interest income decreased $2.7 million, or 8.5%, to $28.7 million in 2001 from $31.4 million in 2000 as a result of the combined effects of a decrease in average loans and the impact of Swaps, which offset the otherwise improved net interest rate spread. Despite increased loan origination volume in 2001, average loans declined $60.2 million during 2001, compared with 2000. The decline in average loans, primarily resulting from the 2001 Securitization, decreased net interest income by approximately $1.3 million. During 2001, funding rates declined throughout the year. This was in contrast to 2000 when interest rates were generally increasing. As discussed further in "Interest Sensitivity", the Company enters into various derivative contracts to reduce its interest rate risk. During periods of declining interest rates, these contracts reduce the benefit the Company realizes from repricing its liabilities. The Company's Swaps, intended primarily to convert variable rate liabilities to fixed rates, decreased net interest income by $4.6 million during 2001. Without the impact of the Swaps, the cost of time deposits and federal funds purchased and securities sold under agreements to repurchase would have been 5.67 percent and 3.90 percent, respectively.

Average Balances, Income, Expenses and Rates

         The following table sets forth, for the periods indicated, certain information related to the Company's average balance sheets and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

                 Average Balances, Income, Expense, and Rates


                                                                               Years Ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                                  2001                       2000                        1999
                                                  ----------------------------------------------------------------------------------
                                                    Average  Income/ Yield/ Average    Income/   Yield/  Average     Income/  Yield/
                                                  --------- -------- ------ ---------- --------- ------ ------------ ------- ------
                                                    Balance  Expense Rate   Balance    Expense   Rate    Balance     Expense  Rate
                                                  --------- -------- ------ ---------- --------- ------ ------------ ------- ------
                                                                            (In thousands, except percentages)
Assets
   Loans, net of unearned income/(1)/.............$  834,465 $72,272  8.66% $   894,681  $ 84,113  9.40%  $  898,379  $76,829  8.55%
   Interest-bearing deposits in other banks.......    13,603     690  5.07        7,095       519  7.32       17,131      823  4.80
   Investment securities available for sale ......   206,941  13,318  6.44      109,328     7,711  7.05       71,469    4,128  5.78
   Other investments..............................    71,110   5,227  7.35       74,338     5,661  7.62       58,133    3,576  6.15
                                                   --------- ------- ------ ----------- --------- -----  ----------- --------  -----

     Total earning assets......................... 1,126,119  91,507  8.13    1,085,442    98,004  9.03    1,045,112   85,356  8.17
   Securities under repurchase agreements.........         -                          -
   Allowance for loan losses......................   (12,539)                   (12,020)                     (10,077)
   Other assets ..................................    97,304                     64,988                       52,440
                                                  ----------                -----------                   ----------
     Total Assets.................................$1,210,884                $ 1,138,410                   $1,087,475
                                                  ==========                ===========                   ==========
Liabilities and Shareholders' Equity
   Other interest-bearing deposits................$    4,868     156  3.20  $     3,845       156  4.06   $    3,689      150  4.07
   Savings deposits...............................    83,510   3,072  3.68       73,858     3,481  4.71       83,035    3,811  4.59
   Time deposits..................................   713,809  44,158  6.19      677,502    44,219  6.53      629,829   35,872  5.70
   Federal funds purchased and securities sold
      under agreements to repurchase .............    97,417   4,730  4.86       60,132     4,271  7.10       42,132    2,232  5.29
   Other borrowings...............................    11,346     921  8.12        6,904       615  8.91        3,311      126  3.81
   Federal Home Loan Bank advances................   130,196   6,798  5.22      160,397    10,914  6.80      158,782    8,461  5.33
   Guaranteed preferred beneficial interests
      in the Company's subordinated debt..........    34,500   2,932  8.50       34,500     2,932  8.50       34,500    2,932  8.50
                                                   --------- ------- ------ ----------- --------- ----- ------------ --------  -----
      Total interest-bearing liabilities...........1,075,646  62,767  5.84    1,017,138    66,588  6.55      955,278   53,584  5.61

   Noninterest-bearing deposits...................    63,362                     57,385                       76,507
   Accrued expenses and other liabilities.........    15,815                     12,599                        8,061
   Shareholders' equity...........................    56,061                     51,288                       47,629
                                                  ----------                -----------                   ----------
   Total Liabilities and Shareholders' Equity...  $1,210,884                $ 1,138,410                   $1,087,475
                                                  ==========                ===========                   ==========
                                                                      -----                       ----                        ----
   Net interest rate spread.......................                    2.29%                       2.48%                       2.56%
                                                                      =====                       ====                        ====
                                                             -------                     --------                     -------
   Net interest income............................           $28,740                     $ 31,416                     $31,772
                                                             =======                     ========                     =======
                                                                      -----                       ----                        ----
   Net interest rate margin.......................                    2.55%                       2.89%                       3.04%
                                                                      =====                       ====                        ====

/(1)/ Loans classified as nonaccrual are included in the average volume classification.

Analysis of Changes in Net Interest Income

         The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1999 to 2000 and 2000 to 2001. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.

                 Analysis of Changes in Net Interest Income


                                                                       Years Ended December 31,
                                                    -----------------------------------------------------------
                                                        2001 Compared to 2000           2000 Compared to 1999
                                                        Change Attributable to          Change Attributable to
                                                    ----------------------------    ---------------------------
                                                    Volume        Rate     Mix       Volume    Rate      Mix
                                                    --------- ----------- -------   --------  -------  --------
                                                                            (In thousands)
Earning Assets
Total loans, net of unearned
  income/(1)/...................................... $ (5,661)  $  (6,626) $  446    $  (316)  $ 7,632  $  (31)
Federal funds sold.................................      476        (159)   (146)      (482)      430    (252)
Investment securities available for sale...........    6,885        (675)   (603)     2,187       913     484
Other investments..................................     (246)       (197)      9        997       851     237
                                                    ---------  ---------- -------   --------- -------- -------
Total interest income..............................    1,454      (7,657)   (294)     2,385     9,826     437

Interest Bearing Liabilities
Other interest bearing deposits....................       42         (33)     (9)         6        (0)     (0)
Savings deposits...................................      455        (764)   (100)      (421)      103     (11)
Time deposits......................................    2,370      (2,307)   (124)     2,715     5,235     396
Federal funds purchased and securities                                                  -         -       -
    sold under agreements to repurchase ...........    2,648      (1,351)   (838)       954       761     325
Other borrowings...................................      396         (55)    (35)       137       169     183
Federal Home Loan Bank                                                                   -         -       -
     advances......................................   (2,055)     (2,539)    478         86     2,343      24
Guaranteed preferred beneficial interests
     in the Company's subordinated debt............     -           -         -          -        -        -
                                                    ---------  ---------- -------   --------- -------- -------
Total interest expense.............................    3,855      (7,049)   (627)     3,477     8,610     917
                                                    ---------  ---------- -------   --------- -------- -------
Net interest income................................ $ (2,401)  $    (608) $  333    $(1,092)  $ 1,215  $ (480)
                                                    =========  ========== =======   ========= ======== =======

/(1)/ "Loans, net of unearned income" includes nonaccrual loans for all years presented.

Interest Sensitivity and Market Risk

Interest Sensitivity

         Through policies established by the Bank's Asset/Liability Management Committee ("ALCO"), the Bank monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The ALCO uses a combination of earnings and market value sensitivity analyses and traditional gap analysis. These analyses compare the repricings, maturities, and prepayments, as applicable, of New South's interest-earning assets and interest-bearing liabilities and off balance sheet instruments in order to measure, monitor, and manage interest rate risk. The differences in the various maturities or repricings, known as GAP, are summarized in the analysis below as of December 31, 2001:

                               Summary GAP Report

                                                                            As of December 31, 2001
                                             -------------------------------------------------------------------------------------
                                              Immediate     Over Three       Over One       Over Five       Over
                                              to Three       Months        Year Through   Years Through      Ten
                                               Months       to One Year     Five Years      Ten Years       Years          Total
                                             ------------  --------------  -------------  ---------------  ----------  -----------
                                                                                 (In thousands)

Interest-bearing deposits in other banks....  $   16,138     $       -      $        -     $      -      $        -     $    16,138
Investment securities available for sale....      15,017         42,276        107,997        58,037         79,281         302,608
Residual interests in loan securitizations..         250          2,650          5,694             -              -           8,594
Loans available for sale....................     118,267              -              -             -              -         118,267
Loans net of unearned income................     292,932        127,539        215,941       101,413         51,413         789,238
                                              ----------     ----------     ----------     ---------     ----------     -----------
        Total Assets........................  $  442,604     $  172,465     $  329,632     $ 159,450     $  130,694     $ 1,234,845
                                              ==========     ==========     ==========     =========     ==========     ===========

Interest-bearing deposits...................  $  369,639     $  235,610     $  146,444     $  56,307     $        -     $   808,000
Federal funds purchased and securities
    sold under agreement to repurchase......      89,426        107,323              -             -              -         196,749
Federal Home Loan Bank advances.............      85,000              -         35,025             -              -         120,025
Notes payable...............................      10,295              -              -             -              -          10,295
Guaranteed preferred beneficial interest in
    the Company's subordinated debentures..            -              -              -             -         34,500          34,500
                                              ----------     ----------     ----------     ---------     ----------     -----------
        Total Liabilities...................  $  554,360     $  342,933     $  181,469     $  56,307     $   34,500     $ 1,169,569
                                              ==========     ==========     ==========     =========     ==========     ===========
Periodic GAP................................  $ (111,756)    $ (170,468)    $  148,163     $ 103,143     $   96,194
Cumulative GAP..............................    (111,756)      (282,224)      (134,061)      (30,918)        65,276
Impact of Swaps.............................     295,000         40,000       (320,000)      (15,000)             -
Hedged Periodic GAP.........................     183,244       (130,468)      (171,837)       88,143         96,194
Hedged Cumulative GAP.......................     183,244         52,776       (119,061)      (30,918)        65,276

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

         For relatively short-term rate changes, the impact on income would be insignificant. However, a significant, sustained change in rates could have a significant impact on earnings, depending upon the magnitude and direction of the change. As of December 31, 2001, the Company's interest rate risk management model indicated that projected net interest income would increase by 3.4% assuming an instantaneous increase in interest rates of 200 basis points, or decrease by 12.69% assuming an instantaneous decrease of 200 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by New South's Board of Directors.

         New South uses interest rate contracts, primarily Swaps and interest rate caps ("Caps"), to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its Swaps and Caps through a review of the creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

         At December 31, 2001, New South had Swaps with notional amounts totaling $425 million. $380 million of the Swaps were receive variable/pay fixed swap contracts designated to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At December 31, 2001 these Swaps were designated as cash flow hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), for $140 million of Security Repo Agreements and $240 million of certain time deposits. Additionally, the Company has entered into $45 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS 133 for certain brokered certificates of deposit included in the Company's overall funding. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit. At December 31, 2001, the Company increased its interest-bearing deposits and federal funds purchased and securities sold under agreements to repurchase by $14.3 million, the market value of the Swaps. At December 31, 2001, other comprehensive income ("OCI") included an after-tax loss of $13.3, net of $.3 million reclassified as additional interest expense attributable to hedge ineffectiveness.

          New South also had $245 million in Caps outstanding at December 31, 2001. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio as noted in the Summary Gap Report. The Caps generally serve to mitigate the Company's risk against increases in the costs of liabilities. The table following shows the weighted average LIBOR based strike rate for the Caps is 7.56 percent, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. At December 31, 2001, 90 day LIBOR was 1.88 per cent. Under SFAS 133, the Caps do not qualify for hedge accounting. Accordingly, changes in the market value of the Caps are recorded through the income statement versus OCI. During 2001, the Company's other income was reduced by $.3 million for declines in the market value of the Caps.

         The following table sets forth notional values of the Company's Swap and Cap activity for the years 1999, 2000 and 2001.


                                         Interest Rate Swaps
                                       -----------------------
                                         Received     Pay           Interest
                                          fixed       fixed         Rate Caps      Total
                                       ----------   -----------    -----------  ------------
                                                         (In thousands)
Balance at January 1, 1999 .........   $  40,000    $    80,000    $  305,000    $  425,000
Additions...........................      25,000        100,000        30,000       155,000
Maturities..........................         -          (15,000)     (105,000)     (120,000)
Calls ..............................     (30,000)           -             -         (30,000)
Terminations........................         -         (100,000)          -        (100,000)
                                       ----------   -----------    -----------  ------------
Balance at December 31, 1999........      35,000         65,000       230,000       330,000
Additions...........................      20,000        100,000       126,350       246,350
Maturities..........................         -          (25,000)      (50,000)      (75,000)
                                       ----------   -----------    -----------  ------------
Balance at December 31, 2000........      55,000        140,000       306,350       501,350
Additions...........................      35,000        240,000        48,650       323,650
Maturities..........................         -              -         (70,000)      (70,000)
Calls ..............................     (45,000)           -             -         (45,000)
Terminations........................         -              -         (40,000)      (40,000)
                                       ----------   -----------    -----------  ------------
Balance at December 31, 2001........   $  45,000    $   380,000    $  245,000    $  670,000
                                       ==========   ===========    ===========  ============

         The following table sets forth the relative maturities and interest rates related to Swaps and Caps outstanding at December 31, 2001.

                                                                                 Year of Maturity
                                                     ------------------------------------------------------------
                                                                                                         2006 and
                                                        2002       2003        2004         2005       Thereafter       Total
                                                        ----       ----        ----         ----       ----------      -------
                                                                        (In thousands, except percentages)
Notional amount of receive fixed swap.............   $       -   $       -   $       -   $        -   $  45,000    $    45,000
     Received rate fixed..........................           -           -           -            -        6.21%          6.21%
     Pay rate variable............................           -           -           -            -        1.90           1.90
Notional amount of pay fixed swaps................   $       -   $  50,000   $ 180,000   $   90,000   $  60,000    $   380,000
     Received rate variable.......................           -        2.44%       2.26%        2.22%       2.68%          2.34%
     Pay rate fixed...............................           -        7.14        4.89         6.54        5.40           5.66
Notional amount of caps...........................   $  30,000   $ 140,000   $       -   $   25,000   $  50,000    $   245,000
     Weighted average strike rate ................        7.00%       7.45%          -         8.00%       8.00%          7.56%

         The Company enters into forward commitments and optional commitments to sell loans based on the interest rates of loans currently in the Company's pipeline. This reduces the impact of future changes in market rates on the value of those loans upon sale. At December 31, 2001, the Company estimated that approximately $47.9 million of unclosed loans in its pipeline would ultimately require funding. Forward commitments totaling approximately $43.4 million existed at December 31, 2001 relating to those loans or unfunded commitments. Under the terms of SFAS 133, both the unfunded commitments in the pipeline and the forward commitments related to those loans are considered derivatives requiring the Company to record the market value of each in the balance sheet. These derivatives do not qualify for hedge accounting treatment under SFAS 133, therefore the change in market value is included in the income statement. During 2001, $.6 million is included in gain on sale of loans and mortgage servicing rights for the market value of these derivatives.

         The Company also utilizes forward commitments to reduce the impact of changes in market value of mortgage loans available for sale until their delivery. Under SFAS 133, these forward commitments are considered as fair value hedges.

Market Risk

         The Company's earnings are largely dependent on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits, FHLB borrowings and federal funds purchased and securities sold under agreements to repurchase. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. The Company seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon a variety of analyses to monitor and manage its interest rate risk, primarily earnings simulation analysis, market value analysis, and static GAP analysis. Earnings simulation analysis addresses the impact of changes in the level of prevailing interest rates upon the Bank's earnings by considering the effect of changes in the structure of rates, the relationships between rates, and the resulting changes in the Bank's operating activities and income. Market value analysis evaluates the impact of instantaneous, parallel rate shocks on the Bank's MVPE. Static GAP analysis calculates the degree of mismatch between the maturity, repricing, and prepayments of the assets and the maturity and repricing of the deposits and interest-bearing liabilities.

         The primary earning assets, loans and securities, contain certain features within individual types of loans and specific securities that create uncertainty as to expected performance at varying levels of interest rates. In some cases, options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult in changing rate environments. At December 31, 2001, mortgage backed securities, loans available for sale, and loans, net of unearned income, amounting to $1.1 billion, or 88.0% of total assets, have prepayment risks. Management believes that assumptions used in its simulation on the performance of financial instruments with such risks are appropriate. However, the actual performance of these financial instruments is likely to differ from management's estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ materially from those indicated by the simulation analysis.

        Deposits totaled $873.1 million, or 66.9% of assets, at December 31, 2001. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and, therefore, must be quantified by the Company in its simulation analysis. Generally, the Company is considered to be liability sensitive, meaning that earnings will tend to decrease as rates increase, and rise in a decreasing rate environment. However, changes in the relationship between rates can also have an impact on earnings, depending upon the direction and magnitude of the change.

         The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have affected the net interest rate margin if prevailing interest rates differed from actual rates during 2001 and 2000. The table below ignores any changes to the balance sheet resulting from normal on going operations of the Company. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 2001 and the future impact of market risk on the Company's net interest rate margin is likely to differ from that found in the table.

                                                       Market Risk
                                            (In thousands, except percentages)

                                   Year ended December 31, 2001       Year ended December 31, 2000
       Change in                   ----------------------------       ----------------------------
       Prevailing                 Net Interest      Change from      Net Interest      Change from
       Interest Rates            Income Amount      Income Amount   Income Amount      Income Amount
       --------------            -------------      -------------   -------------      -------------
+200 basis points ..............  $    30,364            5.65  %     $    26,726         (14.93)  %
+100 basis points ..............       29,717            3.40            29,584          (5.83)
+0 basis points ................       28,740              -              31,416             -
-100 basis points ..............       27,395           (4.68)            33,272           5.91
-200 basis points ..............       25,093          (12.69)            35,230          12.14

ASSET QUALITY

Nonperforming Assets

         The following table sets forth the Company's nonperforming assets for the periods indicated.

                                                                           As of December 31,
                                                     ================================================================
                                                         2001         2000         1999         1998         1997
                                                     ===========  ===========  ===========  ===========  ============
                                                                        (In thousands, except percentages)
Nonaccrual loans/(1)/...............................  $   15,291   $   16,972   $    6,805   $    7,629   $    6,065

Restructured loans..................................       5,786        2,813        3,844        2,944        2,996
                                                     -----------  -----------  -----------  -----------  ------------

     Total nonperforming loans......................      21,077       19,785       10,649       10,573        9,061

Foreclosed properties and
     repossessed assets.............................       5,748        4,294        3,770        1,423        1,159

                                                     -----------  -----------  -----------  -----------  ------------
     Total nonperforming assets.....................  $   26,825   $   24,079   $   14,419   $   11,996   $   10,220
                                                     ===========  ===========  ===========  ===========  ============

Allowance for loan losses to period-end
     nonperforming loans ...........................       59.84%       68.30%      104.37%       86.13%       80.93%

Allowance for loan losses to period-end
    nonperforming assets ...........................       47.02%       56.12%       77.08%       75.92%       71.75%

Nonperforming assets to period-end
     loans, net of unearned income, and
     foreclosed properties and
     repossessed assets ............................        3.37%        2.68%        1.92%        1.47%        1.40%

Nonperforming loans to period-end
     loans, net of unearned income .................        2.67%        2.21%        1.42%        1.30%        1.24%

/(1)/ Includes all loans contractually past due 90 days or more as to principal or interest.

         Management closely monitors loans and other assets which are classified as nonperforming assets. Nonperforming assets include nonaccrual loans, restructured loans, and foreclosed properties and repossessed assets. Management utilizes tracking and monitoring systems to identify potential problem assets within all lending portfolios. It is the Company's policy to place on nonaccrual status any loan that is contractually 90 days or more past due with respect to principal or interest. When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed and deducted from interest income. No additional interest is accrued on the loan balance until collection of both principal and interest is reasonably certain.

          Beginning in late 2000 and continuing in 2001, general economic conditions declined. Unemployment increased during this period and many companies announced significant layoffs and reductions in the amount of workers weekly hours. The tragic events of September 11, 2001 added further stress to the economy.

          The increase in nonaccrual loans at December 31, 2001 and 2000 is related to the slowing of general economic conditions, and certain repurchased governmental loans relating to the Company's loan servicing activities. One significant construction lending relationship was added to restructured loans during late 2001. The increased level of foreclosed properties and repossessed assets is due to the foreclosure of construction loans related to the bankruptcy of a developer in Nevada. The deterioration of the ratio of nonperforming assets to period-end loans and foreclosed properties and repossessed assets and the ratio of nonperforming loans to period-end loans is primarily the result of the reduced December 31, 2001 loan levels attributable to the Securitization and general economic conditions. See the following section "Provision and Allowance for Loan Losses" for a discussion of the adequacy of the allowance.

          The Company's nonperforming loans are generally secured by liens on real estate or other assets. The liquidation of the collateral supporting these nonperforming loans, in the event of foreclosure or repossession, would in management's opinion significantly reduce the Company's net loss from these loans.

          The amount of interest income earned in 2001 on the $15.3 million of nonaccruing loans outstanding at year-end was approximately $.7 million. If these loans had been current in accordance with their original terms, additional interest income of approximately $1.1 million would have been earned on these loans in 2001.

         The following tables set forth nonperforming loans by portfolio for the dates presented.

                                                                                      As of December 31,
                                                                 ==========================================================
                                                                             2001                         2000
                                                                 ============================  ============================
                                                                                     % of                         % of
                                                                                   Average                      Average
                                                                                  Loans  per                   Loans  per
                                                                    Balance        Category      Balance        Category
                                                                 ==============  ============  ==============  ============
                                                                                 (In thousands, except percentages)
Residential mortgage............................................  $     13,818          4.45%   $     14,859          3.24%

Automobile and other installment................................         1,473          0.84           1,010          0.62

Residential construction and land ..............................         3,042          1.65           1,103          0.81

Commercial real estate..........................................         2,744          1.94           2,813          2.14
                                                                  -------------  ------------  --------------  ------------
     Total nonperforming loans/(1)/.............................  $     21,077          2.53    $     19,785          2.21
                                                                  =============                ==============

/(1)/ There were no nonperforming loans in the commercial portfolio for the periods presented.

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

                              Allowance for Loan Losses

                                                                         As of and for the Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                          2001          2000          1999          1998          1997
                                                      ------------  ------------  ------------  ------------  ------------
                                                                           (In thousands, except percentages)

Loans, net of unearned income, outstanding
     as of December 31,.............................  $   789,238   $   895,186   $   748,277   $   812,877   $   727,854
                                                      ============  ============  ============  ============  ============

Average loans, net of unearned income...............  $   834,465   $   894,681   $   898,379   $   766,780   $   713,935
                                                      ============  ============  ============  ============  ============

Balance of allowance for loan losses
     at beginning of period.........................  $    13,513   $    11,114   $     9,107   $     7,333   $     5,904

Loans charged off:
     Residential mortgage...........................       (3,739)       (1,196)       (1,206)         (186)          (41)
     Installment....................................       (5,351)       (3,576)       (1,980)       (3,019)       (2,159)
     Commercial real estate.........................          -              (4)          -             -             -

                                                     -------------  ------------  ------------  ------------  ------------
          Total charge-offs.........................       (9,090)       (4,776)       (3,186)       (3,205)       (2,200)
                                                     -------------  ------------  ------------  ------------  ------------

Recoveries of loans previously charged off:
     Residential mortgage...........................          993           131           140            43            15
     Installment ...................................        1,834         1,479         1,415           992           660
     Commercial real estate.........................          -             -             -             -             -

                                                     -------------  ------------  ------------  ------------  ------------
          Total recoveries                                  2,827         1,610         1,555         1,035           675
                                                     -------------  ------------  ------------  ------------  ------------

Net recoveries/(charge-offs)........................       (6,263)       (3,166)       (1,631)       (2,170)       (1,525)
Provision charged to expense .......................        5,363         5,565         3,638         3,944         2,954
                                                     -------------  ------------  ------------  ------------  ------------

Balance of allowance for loan losses
     as of December 31,.............................  $    12,613   $    13,513   $    11,114   $     9,107   $     7,333
                                                     =============  ============  ============  ============  ============

Allowance for loan losses to
     loans, net of unearned income..................         1.60%        1.51%          1.49%         1.12%         1.01%
Allowance for loan losses to
     nonperforming loans............................        59.84%       68.30%        104.37%        86.13%        80.93%
Net charge-offs to average loans, net of
     unearned income                                         0.75%        0.35%          0.18%         0.28%         0.21%

         Net charge-offs have increased in both 2001 and 2000. Installment charge-offs were impacted by the declining economic conditions in 2001. In addition, used car prices declined significantly during the second half of 2001 as a result of the pricing promotions offered on new automobiles by major manufacturers.

      Residential charge-offs increased largely due to higher than historical losses as the Company worked through delinquency and foreclosure issues from the liquidation of Avondale assets. The majority of these losses were recognized in the second quarter of 2001. The Company is likely to experience higher levels of residential net charge-offs in 2002 than 1999 and 2000 levels due to the economic conditions and the continued liquidation of Avondale assets.

          The following table sets forth the components of the allowance for loan losses related to the primary segments of the Company's loan portfolio. All loan amounts are net of unearned income.


                                                                              As of December 31,
                                    ------------------------------------------------------------------------------------------------
                                             2001                   2000                     1999                     1998
                                    ----------- --------- ------------- ---------  -------------  --------  -------------  ---------
                                                                            (In thousands, except percentages)
                                                   %of                     %of                      %of                      %of
                                                 Loans to                Loans to                 Loans to                 Loans to
                                    Allowance     Total     Allowance     Total      Allowance     Total     Allowance      Total
                                    Allocation    Loans     Allocation    Loans      Allocation    Loans     Allocation     Loans
                                    ----------- --------- ------------- ---------  -------------  --------  -------------  ---------
Residential mortgage............... $    3,881     35.47%   $    5,107    41.10%     $    3,245     41.81%    $   2,326      56.03%
Automobile and other installment...      4,047     20.17         3,840    21.28           4,509     19.43         3,472       6.49
Residential construction and
  Land.............................      1,509     20.61         1,665    18.81             550     18.33           499      17.81
Commercial real estate.............      2,816     21.14         2,741    17.61           2,810     19.57         2,810      19.11
Commercial.........................        360      2.61           160     1.20             -        0.86           -         0.56
                                    ----------- --------- ------------- ---------  -------------  --------  -------------  ---------
Total.............................. $   12,613    100.00%   $   13,513   100.00%     $   11,114    100.00%    $   9,107     100.00%
                                    =========== ========= ============= =========  =============  ========  =============  =========

                                                As of December 31,
                                              ---------------------
                                                       1997
                                              ---------------------
                                        (In thousands, except percentages)
                                                             %of
                                                           Loans to
                                              Allowance     Total
                                              Allocation    Loans
                                              ----------- ---------
Residential mortgage..............            $    2,373     52.66%
Automobile and other installment..                 1,651     13.29
Residential construction and
  Land......   ...................                   499     12.09
Commercial real estate............                 2,810     21.76
Commercial........................                   -        0.20
                                              ----------- ---------
Total.............................            $    7,333    100.00%
                                              =========== =========

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

NONINTEREST INCOME AND EXPENSE

Noninterest Income

         Noninterest income consists primarily of fees from mortgage banking activities, including origination fees, loan administration fees, gains or losses on sales of loans and mortgage servicing rights, and gains and losses on sales of investment securities available for sale. Total noninterest income increased $9.9 million, or 24.9%, to $49.4 million in 2001 from $39.5 million in 2000. The following table sets forth, for the periods indicated, the principal components of noninterest income.

                                                      For The Year Ended
                                                          December 31,
                                        ---------------------------------------
                                         2001          2000           1999
                                         ----          ----           ----
                                                      (In thousands)

Loan administration income............. $ 11,277       $ 11,409       $ 10,348
Origination fees.......................   12,324          8,190          9,758
Other lending fees.....................    4,027          2,310          2,957
Gain/(loss) on sale of investment
  Securities available for sale........    1,206           (639)           381
Gain on sale of loans and mortgage
  Servicing rights.......   ...........   19,212         14,599         12,058
Other income...........................    1,351          3,671          2,467
                                        --------       --------       ---------
  Total noninterest income....          $ 49,397       $ 39,540       $ 37,969
                                        ========       ========       =========

--------------------------------------------------------------------------------

        The primary component of loan administration income is servicing fee income received from various outside investors. In 2000, loan administration fees increased $1.1 million, or 10.3%, from $10.3 million in 1999. The increase in 2000 was due primarily to the full year impact of securitizations done in 1999. Under the terms of the Company's contract with GMAC Mortgage ("GMAC") for the sale of agency servicing rights, approximately $90 million of the following servicing rights were sold on January 31, 2002 at a net gain to the Company. The Company's contract with GMAC expired on January 31, 2002 and the value the Company receives from the sale of its servicing rights may decline in 2002 from 2001 levels. Loans serviced for others are set forth in the following table:

                                                  As of December 31,
                                        ---------------------------------------
                                           2001          2000          1999
                                        -----------   -----------   -----------
                                                    (In thousands)

GNMA ................................   $   385,782   $   302,618   $   328,564
Freddie Mac .........................       506,553       692,141       709,402
Fannie Mae ..........................       345,048       130,711       138,637
Other investors .....................     1,790,341       882,294       937,747
                                        -----------   -----------   -----------
   Total loans serviced for others...   $ 3,027,724   $ 2,007,764   $ 2,114,350
                                        ===========   ===========   ===========

         Origination fees increased $4.1 million, or 50.5%, to $12.3 million in 2001 from $8.2 million in 2000 and decreased $1.6 million, or 10.3%, from $9.8 million in 1999. Other lending fees increased $1.7 million, or 74.3%, to $4.0 million in 2001 from $2.3 million in 2000 and decreased $.7 million, or 21.9%, from $3.0 million in 1999. These changes result primarily from the number of residential conforming mortgage loan originations. The following table sets forth, for the periods indicated, loan originations by significant loan type.

                                             For the Year Ended December 31,
                                      -----------------------------------------
                                        2001           2000           1999
                                      -----------   ------------   ------------
                                                   (In thousands)
Residential
  Conforming......................... $   965,346    $   542,550   $    709,418
  Nonconforming......................     158,821        169,259        248,375
Automobile and other installment:
  Prime .............................      53,471         68,649        134,687
  Other .............................      10,202         18,468         10,131
Manufactured housing
  Mortgage...........................       1,883          2,702         17,173
  Non-mortgage.......................      16,435         25,787         82,963
Residential construction and land....     315,999        261,329        233,629
Commercial real estate (1)...........      43,430        119,192         59,064
Commercial...........................      11,114          9,440          8,532
                                      -----------    -----------   ------------
                                      $ 1,576,701    $ 1,217,376   $  1,503,972
                                      ===========    ===========   ============

(1) Consists primarily of commercial real estate loans generated by CMC, for which CMC earns an origination fee. The loans are funded by New South and closed in New South's name.

         The Company sells specific investment securities available for sale from time to time as necessary to meet its overall liquidity goals and to address changes in the various interest rate and securities markets. The gains or losses relating to such sales are influenced by multiple factors, including the repayment characteristics of the specific investment security being sold as well as changes in interest rates. The Company realized gains of $1.2 million on the sale of $65.8 million of investments available for sale in 2001.

         An increase of $4.6 million, or 31.6%, was experienced in the gain on sales of loans and mortgage servicing rights between 2000 and 2001, as compared to a $2.5 million, or 21.1% increase in this same category between 1999 and 2000. Securitization activity significantly effected recorded gains and losses and is set forth, for the periods indicated, in the following table. The remaining increase in 2001 is attributable to increased conforming loan production.

                Loan Securitization Activity

                                            For the Year Ended December 31,
                                            -------------------------------
                                              2001        2000        1999
                                              ----        ----        ----
                                                     (In thousands)

Loans securitized                         $ 254,000    $   29,000    $ 646,000
                                          =========    ==========    =========

Gain/(loss) on securitization of loans    $   3,700    $       32    $  (1,000)
                                          ==========   ==========    ==========

Noninterest Expense

         Total noninterest expense increased $4.1 million, or 7.5%, from $54.6 million in 2000 to $58.7 million in 2001. The increase was largely due to increased loan origination volume. The following table sets forth, for the periods indicated, the principal components of noninterest expense:

                                                    For The Year Ended
                                                       December 31,
                                         --------------------------------------
                                            2001         2000       1999
                                            ----         ----       ----

                                                     (In thousands)
Salaries and benefits................... $   34,639  $   31,005  $   34,347
Net occupancy and equipment expense.....      4,750       5,962       6,193
Computer service........................      2,951       1,787       1,967
Legal and professional..................      2,502       1,772       2,274
Supplies and printing...................      1,726       1,868       2,239
Telephone...............................      1,346       1,291       1,431
Advertising.............................        729         810       1,753
Other expense...........................     10,079      10,137      11,902
                                         ----------  ----------  ----------
       Total noninterest expense         $   58,722  $   54,632  $   62,106
                                         ==========  ==========  ==========

      During 2001, salaries and benefits totaled $34.6 million, an increase of $3.6 million, or 11.7%, from $31.0 million during 2000. Increases of $4.6 million, primarily related to higher compensation resulting from an increase in residential loan production volume, was, and to a lesser degree construction loans was offset by $1.0 million in savings resulting from the Divestiture.

         Net occupancy and equipment expense was $4.8 million in 2001 and $6.0 million in 2000, a decrease of $1.2 million, or 20.3%. The 2001 decrease is primarily related to savings resulting from the Divestiture of $.8 million. In 2000, the $.2 million decrease resulted from $1.1 million in savings associated with the Divestiture, as reduced by a full year's expenses associated with the Company's operations center, after its late 1999 opening.

         Computer service expenses totaled $3.0 million, $1.8 million, and $2.0 million in 2001, 2000, and 1999, respectively. These expenses relate to the annual costs for maintenance of computer hardware and licensing of the Company's core application software. The increase in 2001, $1.2 million, resulted primarily from the consolidation and conversion of loan, deposit, and general ledger accounting systems, including the costs associated with parallel operation of multiple systems and various programming associated with the new systems.

         Legal and professional expenses totaled $2.5 million in 2001 and $1.8 million in 2000, an increase of $.7 million, or 41.2%. Legal and professional expenses reflect higher cost related to the level of nonperforming assets in 2001 and tax planning fees.

         Supplies and printing expenses, telephone, and other expenses are related to the level of residential loan production volume and is consistent with the loan production variability. Reductions in these expenses resulting from the Divestiture totaled $1.3 million in both 2001 and 2000.

EARNING ASSETS

Loans

         The Company on a regular basis performs and utilizes services of affiliated companies. In addition, the Company periodically enters into one-time transactions with affiliates. These transactions are described in more detail in
Item 13 "Certain Relationships and Related Transactions."

         Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, decreased $106.0 million, or 11.8%, to $789.2 million at December 31, 2001 from $895.2 million at December 31, 2000 and increased $146.9 million, or
19.6 %, from $748.3 million at December 31, 1999 to $895.2 million at December 31, 2000, reflecting primarily the level of loan securitization activity for nonconforming residential mortgages in 2001 and 1999.

         The following table sets forth the composition of the loan portfolio by category as of December 31 for the years indicated.

                                                                    As of December 31,
                                                                    ------------------
                                              2001         2000         1999         1998         1997
                                              ----         ----         ----         ----         ----
                                                                      (In thousands)
Residential mortgage
  Conforming..............................  $  153,944   $  200,651   $  268,377   $  127,765   $  252,568
  Nonconforming...........................     127,473      181,410       45,513      328,721      132,700
                                            ----------   ----------   ----------   ----------   ----------
    Total residential mortgage loans           281,417      382,061      313,890      456,486      385,268
Automobile and other Installment
  Automobile
    Prime.................................     101,358       94,923       75,353       39,643       84,769
    Other ................................      20,267       18,036       10,010        1,436       12,147
  Manufactured housing....................      39,734       68,665       64,915       12,589            -
                                            ----------   ----------   ----------   ----------   ----------
     Total installment loans                   161,359      181,624      150,278       53,668       96,916

Residential construction and land.........     162,635      168,390      136,831      144,771       87,889
Commercial real estate....................     167,136      157,977      146,072      155,765      158,377
Commercial................................      20,574       10,689        6,417        4,579        1,467
                                            ----------   ----------   ----------   ----------   ----------
  Total loans.............................     793,121      900,741      753,488      815,269      729,917
Less unearned income......................       3,883        5,555        5,211        2,392        2,063
                                            ----------   ----------   ----------   ----------   ----------
  Loans net of unearned income............  $  789,238   $  895,186   $  748,277   $  812,877   $  727,854
                                            ==========   ==========   ==========   ==========   ==========

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

         The largest component of the Company's loan portfolio is residential mortgage loans. Residential mortgage loans consist of conforming loans, which are originated primarily through the Company's loan production offices, and nonconforming loans, which are originated primarily through correspondent relationships or through the

         Company's retail branch network. Generally, conforming residential mortgage loans adhere to the underwriting guidelines of Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the Federal Housing Administration or the Veterans Administration. Nonconforming residential mortgage loans typically do not exceed the standard agency maximum loan size guidelines, but the borrower may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment histories. See "Business--Residential Mortgage Lending."

         Automobile and other installment loans consists primarily of automobile and manufactured housing loans, for the purchase of the home only. Most of the automobile installment loans are originated on an indirect basis through a network of approximately 470 automobile dealers located in Alabama, Georgia, Florida, Tennessee, Mississippi, and Texas. Dealers are selected based on their financial strength and references. The majority of New South's automobile installment loans are considered to be prime loans by industry standards. New South does offer other products to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain accounts or other factors. The Company initiated the manufactured housing lending program in August 1998 providing for direct and indirect origination of loans. See "Business--Automobile Installment Lending."

         As a percentage of loans, net of unearned income, total automobile and other installment loans were 20.4% at December 31, 2001 and 20.3% at December 31, 2000. The 2001 decrease in balances resulted from the inclusion of approximately $24.0 million of manufactured housing loans in the 2001 Securitization, and reflects weaker consumer demand in the automobile lending programs. The 2000 and 1999 increases in the portfolio follows a 1998 decrease resulting from a $125.0 million securitization of automobile installment loans.

         The Company also makes residential construction and land development loans. As a percentage of loans, net of unearned income, these loans were 20.6% at December 31, 2001 compared to 18.8 % at December 31, 2000. All loans in this category generally mature in one year or less and have a variable interest rate. See "Business--Other Lending."

         The Company maintains a minimal amount of commercial loans to certain independent automobile dealers to finance such dealers' automobile inventories. Referred to as Floor Plan Loans, these loans are revolving in maturity and have a variable interest rate. See "Business--Other Lending."

         The amounts of total gross loans, excluding residential mortgage and automobile installment, outstanding at December 31, 2001 and December 31, 2000, based on remaining scheduled repayments of principal due in one year or less, more than one year but less than five years, and more than five years are shown in the following tables. Amounts are classified according to sensitivity to changes in interest rates.

       Maturity and Interest Rate Sensitivity of Selected Loan Categories

                                                                       As of December 31, 2001
                                     ----------------------------------------------------------------------------------------------
                                                                     Due After One Year But
                                          Due in One Year or Less        Within Five Years         Due After Five Years
                                     -----------------------------  ------------------------  --------------------------
                                       Fixed  Variable    Sub-     Fixed    Variable    Sub-    Fixed  Variable    Sub-
                                       Rate     Rate     Total      Rate      Rate     Total     Rate    Rate     Total    Total
                                     -------  --------  --------  -------  ---------  -------  ------  --------  ------  ----------
                                                                             (In thousands)
Residential construction and land..  $  -     $162,635  $162,635   $  -     $  -      $  -     $  -     $  -     $  -     $ 162,635
Commercial real estate.............   17,716    35,162    52,878    12,762   55,341    68,103   43,286   2,869    46,155    167,136
Commercial.......................       -       20,574    20,574      -        -         -        -        -        -        20,574
                                     -------  --------  --------  -------  ---------  -------  ------  --------  ------  ----------
                                     $17,716  $218,371  $236,087   $12,762  $55,341   $68,103  $43,286  $2,869   $46,155  $ 350,345
                                     =======  ========  ========  =======  =========  =======  ======  ========  ======  ==========

                                                                       As of December 31, 2000
                                     ----------------------------------------------------------------------------------------------
                                                                     Due After One Year But
                                      Due in One Year or Less          Within Five Years         Due After Five Years
                                     -----------------------------  ------------------------  --------------------------
                                       Fixed  Variable    Sub-     Fixed    Variable    Sub-    Fixed  Variable    Sub-
                                       Rate     Rate     Total      Rate      Rate     Total     Rate    Rate     Total    Total
                                     -------  --------  --------  -------  ---------  -------  ------  --------  ------  ----------
                                                                             (In thousands)
Residential construction and land..  $  -     $168,390  $168,390   $  -     $  -      $  -     $  -     $  -     $  -     $168,390
Commercial real estate.............   3,877     10,075   13,952     30,452   57,253    87,705   50,747   5,573    56,320   157,977
Commercial.........................     -       10,689   10,689       -        -         -        -        -        -       10,689
                                     -------  --------  --------  -------  ---------  -------  ------  --------  ------  ----------
                                     $3,877   $189,154  $193,031   $30,452  $57,253   $87,705  $50,747  $5,573   $56,320   $337,056
                                     =======  ========  ========  =======  =========  =======  ======  ========  ======  ==========

Investment Securities

         Total investment securities averaged $278.1 million for 2001, of which $82.5 million were related to the GNMA Strategy, compared to $183.7 million in 2000, an increase of $94.4 million, or 51.4%. At December 31, 2001, all investment securities were classified as available for sale and recorded at market value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements. Footnote 3 "Investment Securities Available for Sale," incorporated herein by reference, shows the book value and unrealized gain and losses of the Company's securities.

         The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2001.

                                                            Due After One     Due After Five
                                              Due Within        But Within       But Within          Due After
                                              One Year          Five Years       Ten Years           Ten Years       Total
                                        ------------------   ---------------  ------------------  ---------------
                                         Amount   Yield   Amount    Yield     Amount   Yield    Amount     Yield    Amount(2)
                                        --------  ------  -------  --------  --------  -------  --------  --------  -----------
                                                                 (In thousands, except percentages)
Mortgage-backed securities(1).......    $  -              $     24   6.64%   $    177    6.38%    $241,227   6.37%    $241,428
U. S. Treasury and federal agency...       -        -       35,897   5.89      15,379    7.19         -        -        51,276
                                        -------           --------            --------            --------           -----------
  Total.............................    $  -              $ 35,921   5.89%   $ 15,556    7.18%    $241,227   6.37%    $292,704
                                        =======           ========            ========            ========           ===========

Percentage of total portfolio.......                         12.27%              5.31%              82.42%

(1)  Maturity of MBS was determined based on contractual maturity.
(2)  FHLB Stock of $8.0 million and interest only strip of $1.9 million are not included.

         At December 31, 2001 and 2000, 79.8% and 65.2%, respectively of the securities portfolio consisted of mortgage-backed securities. Generally, these securities consist of pooled, homogeneous residential mortgage loans guaranteed by GNMA, FNMA, or FHLMC. These securities are subject to the risk of prepayment on the underlying mortgages. At December 31, 2001 and 2000, 96.7% and 93.7%, respectively of the securities portfolio consisted of United States Treasury and federal agency securities, which are backed by the full faith and credit of the United States government or its agencies.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average interest-bearing liabilities increased $58.5 million, or 5.8%, to $1.08 billion in 2001 from $1.02 billion in 2000. Average interest-bearing deposits, increased $47.0 million, or 6.2%, to $802.2 million in 2001 from $755.2 million in 2000. Average federal funds purchased and Security Repo Agreements, increased by $41.7 million, or 62.2% to $108.8 million in 2001 from $67.0 million in 2000, reflecting the net increase resulting from the utilization of Security Repo Agreement funding related to the Company's GNMA Strategy, as reduced by a portion of the proceeds from the 2001 Securitization. Federal Home Loan Bank ("FHLB") advances averaged $130.2 million during 2001 and $160.4 million, a decrease of $30.2 million, or 18.8%, as FHLB advances were repaid with the proceeds of the 2001 Securitization.

Deposits

         Deposits are a significant source of funding for the Company. The Company's loan-to-deposit ratio was 90.4% at December 31, 2001 and 97.7% at December 31, 2000. The Company has been able to attract deposits throughout the United States by consistently paying nationally competitive rates.

         The following table sets forth the average deposits of the Company by category for the dates indicated.

                                                  As of December 31,
                                      --------------------------------------
                                           2001        2000        1999
                                      -----------   ---------   ------------
                                                  (In thousands)
Time.................................  $ 713,809    $ 677,502   $ 629,829
Savings..............................     83,510       73,858      83,035
Non-interest bearing.................     63,362       57,385      76,507
Interest-bearing demand..............      4,868        3,845       3,689
                                      -----------   ---------   ------------
       Total average deposits........  $ 865,549    $ 812,590   $ 793,060
                                      ===========   =========   ============

         The increase in average deposits is primarily due to the increase in average time deposits, which increased $36.3 million, or 5.4%, to $713.8 million in 2001 from $677.5 million in 2000. At December 31, 2001, brokered deposits totaled $269.6 million, or 33.2% of total deposits, compared with $290.9 million at December 31, 2000, or 31.8% of total deposits. The Company has historically relied upon brokered deposits as a significant funding source and is expected to maintain reliance on such funding in the future.

         Savings accounts, including money market accounts, averaged $83.5 million in 2001 and $73.9 million in 2000, an increase of $9.6 million, or 13.1%. As rates declined in 2001, balances increased in these more liquid types of accounts.

         There was an increase in average noninterest-bearing demand deposits of $6.0 million, or 10.4%, from $57.4 million at December 31, 2000 to $63.4 million at December 31, 2001. This increase is due primarily from an increase in the number and dollar volume of residential mortgage loan originations and their effect on outstanding official checks used to fund such loans.

         The maturity distribution of the Company's time deposits over $100,000 (in thousands) as of December 31, 2001 is set forth in the following table.

Three months or less................................   $  107,286
Over three months through six months................       42,597
Over six months through twelve months...............       88,350
Over twelve months..................................      122,003
                                                    ---------------
                                                       $  360,236
                                                    ===============

         Approximately 29.8% of the Company's time deposits over $100,000 had scheduled maturities within 3 months. These deposits are primarily obtained through a broker network.

Borrowed Funds

         Borrowed funds consist primarily of, Security Repo Agreements, and advances from the FHLB. The following table sets forth information regarding the Company's borrowings over the periods indicated.

                                                                                              Weighted Average   Average
                                                        Average      Maximum     Ending       Interest Rate at    Rate
                                                        Balance    Outstanding   Balance         Year-End         Paid
                                                      ----------  ------------  ----------  -------------------  --------
                                                                      (In thousands, except percentages)
As of and for the year ending December 31, 2001
  Federal funds purchased and securities sold under
   agreement to repurchase............................  $  97,419   $ 207,123     $196,749     3.11%            4.86%
  FHLB advances.......................................    130,196     288,415      120,025     4.49%            5.22%
As of and for the year ending December 31, 2000
  Federal funds purchased and securities sold under
   agreement to repurchase............................  $  60,132   $ 83,808      $ 53,213      6.66%            7.10%
  FHLB advances.......................................    160,397    193,416        33,415      6.44%            6.80%
As of and for the year ending December 31, 1999
  Federal funds purchased and securities sold under
   agreement to repurchase............................  $  42,132   $ 73,054      $ 50,923      6.09%            5.29%
FHLB advances.........................................    158,782    218,418       128,417      5.87%            5.33%

         FHLB advances were $120.0 million at December 31, 2001 and $133.4 million at December 31, 2000, a decrease of $13.4 million, or 10.0%. Average FHLB advances for 2001 were $130.1 million compared to $160.4 million for 2000, a decrease of $30.2 million, or 18.8%. These decreases reflect the application of proceeds from the 2001 Securitization to reduce outstanding advances. The Company intends to continue using FHLB advances as a significant funding source.

         Federal funds purchased and Security Repo Agreements totaled $196.7 million at December 31, 2001 and $53.2 million at December 31, 2000, an increase of $143.5 million. Average Federal funds purchased and Security Repo Agreements for 2001 were $97.4 million compared to $60.1 million for 2000, an increase of $37.3 million, or 62.0%. These increases reflect the utilization of this funding source in the GNMA Strategy. The Company anticipates the continued use of Security Repo Agreements as a funding source for its investment portfolio.

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

                              Analysis of Capital

                                                              As of December 31,
                                                       ---------------------------------
                                                          2001                    2000
                                                       ------------         ------------
                                                     (In thousands, except for percentages)

Shareholder's equity..............................      $     87,808           $     98,345
Minority interest in consolidated subsidiaries....               276                    206
Other comprehensive (income) loss.................            11,093                   (215)
                                                       --------------         --------------
  Tier 1 capital..................................            99,177                 98,336

 Allowance for loan losses........................             9,910                  9,282
                                                       --------------         --------------
  Tier 2 capital..................................             9,910                  9,282

Certain high loan-to-value ratio loans............               213                    150
Low level recourse deduction......................             8,594                  8,259
                                                       --------------         --------------
  Total deductions................................             8,807                  8,409

                                                       --------------         --------------
  Total risk-based capital........................      $    100,280           $     99,209
                                                       ==============         ==============

Risk-weighted assets (including off-balance
  sheet exposure).................................      $    851,056           $    898,939
Tier 1 leverage ratio.............................             7.66%                  8.05%
Total risk-based capital ratio....................             11.78                 11.04
Tier 1 risk-based capital ratio /(1)/.............             10.64                 10.02

/(1)/ Tier 1 capital utilized in the tier 1 capital ratio is reduced by the low level recourse deduction.

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

         The Company depends on deposits, including brokered certificates of deposit; FHLB advances, and reverse repurchase agreements as primary sources of liquidity. Brokered deposits approximated 33.2% of total deposits as of December 31, 2001. These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $269.6 million of deposits at December 31, 2001, or are unsolicited and are brought to New South by the Company's competitive rates. The solicited brokered deposits are utilized as alternative funding sources that are often cheaper than retail deposits or other funding sources. However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain a current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available.

         As of December 31, 2001, alternative funding sources included $45.0 million of available lines to purchase federal funds, $2.2 million of unused revolving credit facilities, and $95.0 million in unused FHLB borrowing capacity. In addition, the New South Joint Ventures have $9.6 million in available warehousing lines of credit from other financial institutions to meet their loan origination needs. The ability to draw on certain of these funding sources is subject to having sufficient collateral. The Company also had $19.1 million of unpledged investment securities available for sale to serve as security for additional borrowings. Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source and to insure that adequate reserve sources are available, if needed.

         The Company completed the issuance of $16 million of Trust Preferred Securities ("TPS") through a private placement with an investment bank which closed on March 26, 2002. Proceeds from the sale of TPS will be used to repay Bancshares working capital loans, as additional tier 2 capital for the Bank and other corporate purposes. The TPS will bear an interest rate of 90-day LIBOR plus 360 basis points and will not exceed 11 percent for the initial five years outstanding. The initial interest rate is 5.59 percent. The TPS are callable at the Company's option, at par, beginning March 26, 2007 and mature March 26, 2032.

Accounting Rule Changes

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15,2001. Management does not expect the requirements of this statement to have a significant impact on the financial statements.

                           NEW SOUTH BANCSHARES, INC.
                        Consolidated Financial Statements
                           December 31, 2001 and 2000

                           NEW SOUTH BANCSHARES, INC.
                        Consolidated Financial Statements
                           December 31, 2001 and 2000

Contents

Report of Independent Public Accountants..................................   42

Audited Financial Statements

     Consolidated Balance Sheets..........................................   43
     Consolidated Income Statements.......................................   44
     Consolidated Statements of Shareholders' Equity......................   45
     Consolidated Statements of Cash Flows................................   46
     Notes to Consolidated Financial Statements...........................   47

                                                                  [LOGO]
                                                                        ANDERSEN

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To New South Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of NEW SOUTH BANCSHARES, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position on New South Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.


                                                         /s/ Arthur Andersen LLP


Birmingham, Alabama
February 26, 2002

                           NEW SOUTH BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        ---------------------------
                                                                            2001           2000
                                                                        -------------   -----------
                                                                               (In thousands)

ASSETS
Cash and due from banks                                                  $     9,499    $    14,286
Interest-bearing deposits in other banks                                      16,138         11,033
Investment securities available for sale                                     302,608        168,176
Residual interest in loan securitizations                                      8,594          8,259
Loans available for sale                                                     118,267         74,449

Loans, net of unearned income                                                789,238        895,186
Allowance for loan losses                                                    (12,613)       (13,513)
                                                                         ------------   ------------
    Net Loans                                                                776,625        881,673
Premises and equipment, net                                                    7,959          9,049
Mortgage servicing rights, net                                                19,777         16,176
Servicing advances                                                            17,160          9,481
Other assets                                                                  28,694         30,195
                                                                         ------------   ------------
       Total Assets                                                      $ 1,305,321    $ 1,222,777
                                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                   $    65,057    $    63,037
   Interest-bearing                                                          808,000        853,189
                                                                         ------------   ------------
     Total Deposits                                                          873,057        916,226
Federal funds purchased and securities sold under
  agreements to repurchase                                                   196,749         53,213
Federal Home Loan Bank advances                                              120,025        133,415
Notes payable                                                                 10,295         11,599
Guaranteed preferred beneficial interests in the Company's
  subordinated debentures                                                     34,500         34,500
Accrued expenses, deferred revenue, and other liabilities                     20,095         13,816
                                                                         ------------   ------------
     Total Liabilities                                                     1,254,721      1,162,769

Commitments and contingencies (see Note 22)

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued
  and outstanding: 1,255,537.1 at December 31, 2001 and 2000)                  1,256          1,256
Surplus                                                                       29,475         29,475
Retained earnings                                                             30,962         29,062
Accumulated other comprehensive income (loss), net                           (11,093)           215
                                                                         ------------   ------------
     Total Shareholders' Equity                                               50,600         60,008
                                                                         ------------   ------------

     Total Liabilities and Shareholders' Equity                          $ 1,305,321    $ 1,222,777
                                                                         ============   ============

          See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Years ended December 31,
                                                                          --------------------------------------
                                                                              2001         2000          1999
                                                                          -----------   ----------   -----------
                                                                            (In thousands, except per share data)
Interest Income:
  Interest on securities available for sale                                 $  18,545   $  13,372     $   7,704
  Interest on loans                                                            72,272      84,113        76,829
  Interest on other short-term investments                                        690         519           823
                                                                          -----------   ----------   -----------
    Total Interest Income                                                      91,507      98,004        85,356

Interest Expense:
  Interest on deposits                                                         47,386      47,856        39,833
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                                              4,730       4,271         2,232
  Interest on Federal Home Loan Bank advances                                   6,798      10,914         8,461
  Interest on notes payable                                                       921         615           126
  Interest expense on guaranteed preferred beneficial interests in
    the Company's subordinated debentures                                       2,932       2,932         2,932
                                                                          -----------   ----------   -----------
    Total Interest Expense                                                     62,767      66,588        53,584

Net Interest Income                                                            28,740      31,416        31,772

  Provision for Loan Losses                                                     5,363       5,565         3,638
                                                                          -----------   ----------   -----------
Net Interest Income After Provision for Loan Losses                            23,377      25,851        28,134

Noninterest Income:
  Loan administration income                                                   11,277      11,409        10,348
  Origination fees                                                             12,324       8,190         9,758
  Gain/(Loss) on sale of investment securities available for sale               1,206        (639)          381
  Gain on sale of loans and mortgage servicing rights                          19,212      14,599        12,058
  Other income                                                                  5,378       5,981         5,424
                                                                          -----------   ----------   -----------
    Total Noninterest Income                                                   49,397      39,540        37,969

Noninterest Expense:
  Salaries and benefits                                                        34,639      31,005        34,347
  Net occupancy and equipment expense                                           4,750       5,962         6,193
  Other expense                                                                19,333      17,665        21,566
                                                                          -----------   ----------   -----------
    Total Noninterest Expense                                                  58,722      54,632        62,106
                                                                          -----------   ----------   -----------

Income Before Provision for Income Taxes and Cumulative
  Effect of a Change in Accounting Principle                                   14,052      10,759         3,997
   Provision for Income Taxes                                                     720         644         1,406
                                                                          -----------   ----------   -----------

Income Before Cumulative Effect of a Change in Accounting
  Principle                                                                    13,332      10,115         2,591

Cumulative Effect of a Change in Accounting for Derivative
  Instruments and Hedging Activities, Net of Tax Benefit of $72                 1,124         -             -
                                                                          -----------   ----------   -----------

    Net Income                                                              $  12,208   $  10,115     $   2,591
                                                                          ===========   ==========   ===========

Weighted average shares outstanding                                             1,256       1,256         1,255

Earnings per share
  Before Cumulative Effect of a Change in Accounting for Derivative
   Instruments and Hedging Activities                                       $   10.61   $    8.05     $    2.06
                                                                          ===========   ==========   ===========
  Cumulative Effect of a Change in Accounting for Derivative
   Instruments and Hedging Activities                                       $    0.89   $     -       $     -
                                                                          ===========   ==========   ===========

  Net Income                                                                $    9.72   $    8.05     $    2.06
                                                                          ===========   ==========   ===========

          See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                 Accumulated
                                                                                                    Other              Total
                                                        Common                   Retained        Comprehensive      Shareholders'
                                                        Stock      Surplus       Earnings        Income (Loss)         Equity
                                                       --------   ---------    -------------    ---------------    -------------
                                                                               (In thousands)
Balance at January 1,1999                               $ 1,250    $ 29,230     $ 17,909        $          51        $  48,440

Comprehensive Loss:
  Net income                                                 -           -         2,591                   -             2,591
  Change in unrealized loss on securities
    available for sale, net of tax                           -           -            -                (3,974)          (3,974)
                                                                                                                     ------------
        Total comprehensive loss                                                                                        (1,383)

Issuance of common stock                                      6         245           -                    -               251
                                                        -------   ---------    -------------    ----------------    -------------
Balance at December 31, 1999                              1,256      29,475       20,500               (3,923)          47,308

Comprehensive Income:
  Net income                                                 -           -        10,115                   -            10,115
  Change in unrealized gain on securities
    available for sale, net of tax                           -           -            -                 4,138            4,138
                                                                                                                     ------------
        Total comprehensive income                                                                                      14,253

  Common dividends paid
    ($1.24 per share)                                        -           -        (1,553)                  -            (1,553)
                                                        -------   ---------    -------------   ----------------      -----------
Balance at December 31, 2000                              1,256      29,475       29,062                  215           60,008

Comprehensive Income:
  Net income                                                 -           -        12,208                   -            12,208
  Other comprehensive income, net of tax
   Cumulative effect of a change in accounting
     for derivative instruments and hedging
     activities                                                                                        (3,222)
   Net unrealized losses on current period
     cash flow hedges                                                                                 (10,025)
   Change in unrealized gain on securities
     available for sale                                      -           -            -                 1,939
                                                                                                ----------------
       Total other comprehensive income                                                               (11,308)         (11,308)
                                                                                                                    -------------
         Total comprehensive income                                                                                        900

   Common dividends paid
    ($8.21 per share)                                        -           -       (10,308)                  -           (10,308)
                                                      ---------    ----------   -----------     ----------------    -------------
Balance at December 31, 2001                            $ 1,256    $ 29,475     $ 30,962        $     (11,093)       $  50,600
                                                      =========    ==========   ===========     ================    =============

          See accompanying notes to consolidated financial statements.

                     NEW SOUTH BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                               ---------------------------------------------------
                                                                                    2001              2000               1999
                                                                               -------------      --------------      ------------
                                                                                                  (In thousands)
Operating Activities:
Net income                                                                     $    12,208         $   10,115           $   2,591
Adjustments to reconcile net income to net cash used in operating activities:
  Provision for (benefit of) deferred taxes                                             28             (766)              1,552
  Accretion of discounts and fees                                                   (1,589)            (2,275)               (676)
  Provision for loan losses                                                          5,363              5,565               3,638
  Depreciation and amortization                                                      2,185              2,702               2,456
  Amortization of mortgage servicing rights                                          4,292              3,027               2,387
  Cumulative effect of a change in accounting for derivative
    instruments and hedging activities                                               1,124                  -                   -
  (Gain) loss on sale of investment securities available for sale                   (1,206)               639                (381)
  Purchase of loans available for sale                                                   -                 -               (3,997)
  Origination of  loans available for sale                                      (1,065,520)          (508,676)           (633,384)
  Proceeds from the sale of loans available for sale and servicing rights        1,092,122            450,151             454,401
  (Gain) loss on sale of premises and equipment                                        (24)                 -                  26
  Net gain on sale of loans available for sale and mortgage servicing rights       (19,212)           (14,599)            (12,058)
  Increase in other  assets                                                         (3,825)           (10,213)            (18,886)
  Increase in loan advances                                                         (7,680)            (2,691)             (2,045)
  Increase (decrease) in accrued expenses, deferred
    revenue and other liabilities                                                    5,490              4,583              (8,257)
                                                                               -------------      --------------      ------------
      Net Cash Provided by (Used in) Operating Activities                           23,756            (62,438)           (212,633)

Investing Activities:
  Net (increase) decrease in interest-bearing deposits in other banks               (5,105)               699              45,305
  Proceeds from  sales of investment securities available for sale                  65,763             85,407             214,951
  Proceeds from maturities and calls of investment securities
    available for sale                                                              79,144             13,472              43,879
  Purchases of investment securities available for sale                           (309,678)           (23,286)            (39,381)
  Net (increase) decrease in loan portfolio                                         82,439           (188,546)             63,754
  Purchases of premises and equipment                                               (1,183)            (2,547)             (4,962)
  Proceeds from sale of premises and equipment                                         112              1,045                  91
  Net (investment in) proceeds from sale of  real estate owned                      (1,454)               164              (2,159)
                                                                               -------------      --------------      ------------
       Net Cash Provided by (Used in) Investing Activities                         (89,962)          (113,592)            321,478

Financing Activities:
  Net increase (decrease) in noninterest-bearing deposits                            2,020             15,359             (26,195)
  Net increase (decrease) in interest-bearing deposits                             (59,135)           155,782              (4,168)
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                            143,536              2,290             (17,877)
  Net increase (decrease) in note payable                                           (1,304)             6,497               6,115
  Net increase (decrease) of Federal Home Loan Bank Advances                       (13,390)             4,998             (70,001)
  Dividends paid                                                                   (10,308)            (1,553)                  -
  Proceeds from the issuance of common stock                                             -                  -                 251
                                                                               -------------      --------------      ------------
      Net Cash Provided by (Used in) Financing Activities                           61,419            183,373            (111,875)
                                                                               -------------      --------------      ------------

Net increase (decrease) in cash and cash equivalents                                (4,787)             7,343              (3,030)
Cash and cash equivalents at beginning of year                                      14,286              6,943               9,973
                                                                               -------------      --------------      ------------
Cash and cash equivalents at end of year                                       $     9,499         $   14,286           $   6,943
                                                                               -------------      --------------      ------------
Supplemental information:
  Interest paid                                                                $    61,007         $   63,998           $  54,152
  Income taxes paid (received)                                                 $       740         $     (250)          $    (140)

          See accompanying notes to consolidated financial statements.

                           NEW SOUTH BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.    Summary of Significant Accounting Policies
      ------------------------------------------

      New South Bancshares, Inc. ("Bancshares" or the "Company") is a unitary thrift holding company formed in 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC ("NSMS"). NSMS was formed during the second quarter of 2000. NSMS performs certain loan related functions for the various mortgage lending units of the Bank. New South has three subsidiaries, Avondale Funding.com, inc. ("Avondale"), New South Agency, Inc., and New South Real Estate, LLC and significant interest in five joint ventures (the "New South Joint Ventures"). The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Four of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities. One New South Joint Venture is accounted for under the equity method. All significant intercompany accounts or transactions have been eliminated upon consolidation. Certain accounting principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below. Certain amounts in the prior year's financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on previously reported net income.

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

      Material estimates that are particularly susceptible to significant changes in the near term relate to the estimate of prepayment speeds in connection with the valuation of mortgage servicing rights and the estimation of the allowance for loan losses. The Company's accounting policies with respect to these matters are discussed further in the footnotes following.

CASH AND DUE FROM BANKS

      For the purpose of reporting cash flows, cash and cash equivalents consist of cash on hand and due from banks. New South maintains cash balances with the Federal Reserve when required. As of December 31, 2001 and 2000, reserve requirements amounted to $.3 million and $2.8 million, respectively.

INVESTMENT SECURITIES AVAILABLE FOR SALE

      Investment securities available for sale consist of bonds, notes, debentures, interest only strips and certain equity securities which are classified as available for sale and are carried at fair value. Any unrealized gains or losses are reported as a net amount in accumulated other comprehensive income or loss, net of any tax effect. Realized gains and losses on the sales of investment securities available for sale are determined using the specific identification method and are included in noninterest income. Any premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

      Interest only strips ("IOs") are financial investments which represent the right to receive earnings from assets that contain excess interest income which is stripped from the underlying interest earning asset. IOs are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of IOs, the Company uses market prices for comparable assets and a valuation model that

      ------------------------------------------------------

calculates the present value of the estimated cash flows. Interest income is recorded on these securities based on their expected internal rate of return, which is reevaluated periodically. A quarterly impairment analysis is performed using discounted cash flow methodology comparing actual to projected results. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

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

      Certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate. Others are reported at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At December 31, 2001 and 2000, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and 15, were $10.1 million and $6.1 million, respectively. The related allowances for loan losses on impaired loans was $1.5 million and $1.3 million at December 31, 2001 and 2000, respectively.

      It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt. Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis. Generally, New South has a mortgage lien on all property on which mortgage loans are made in order to protect New South's interest in both the principal amounts outstanding and interest collections. Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies. Loans collateralized by savings accounts are secured by savings account balances in excess of the outstanding loan amount. Nonaccrual loans totaled $15.3 million and $17.0 million at December 31, 2001 and 2000, respectively. The amount of interest income earned during 2001 and 2000 on nonaccrual

      ------------------------------------------------------

loans outstanding at year-end was approximately $.7 million and $.5 million, respectively. If these loans had been current in accordance with their original terms, additional interest income of approximately $1.1 million and $1.3 million would have been earned on these loans during 2001 and 2000, respectively.

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

MORTGAGE SERVICING RIGHTS

      The Company sells a substantial portion of its originated loans into the secondary market by securitizing pools of loans and sales to private investors. During 2001 and 2000, the Company sold approximately $723.7 million and $118.0 million, respectively, of mortgage loans primarily in agency securitizations. Mortgage servicing rights ("MSRs") are capitalized based on relative fair values of the mortgages and MSR when the mortgages are sold.

      For valuation of mortgage servicing rights, management obtains external information, evaluates overall portfolio characteristics and monitors economic conditions to arrive at appropriate prepayment speeds and other assumptions. These characteristics are used to stratify the servicing portfolio on which MSRs have been recognized to determine valuation and impairment. Impairment is recognized for the amount by which MSRs for a stratum exceed their fair value. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to the resultant servicing income stream.

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

      Real estate owned, which is included in Other Assets at December 31, 2001 and 2000, totaled $3.9 million and $3.1 million, respectively. Repossessed assets, also included in Other Assets, totaled $1.8 million and $1.2 million at December 31, 2001 and 2000, respectively.

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

      Typically S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. The Company declared dividends of $10.3 million and $1.6 million during 2001 and 2000, respectively, which are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

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

EARNINGS PER SHARE

       SFAS No. 128, Earnings Per Share requires dual presentation of basic and diluted earnings per share for companies with potentially dilutive securities. There are no dilutive securities issued or outstanding for the years ended December 31, 2001, 2000 and 1999 and, therefore, basic and diluted presentations are the same.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In September 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS No. 133. SFAS No. 133, as amended, replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       The Company utilizes certain derivative instruments in its operations. Interest rate lock commitments ("IRLC") represent commitments the Company has accepted to extend mortgage credit to borrowers ("Mortgage

       ------------------------------------------------------

Pipeline"). IRLCs exist from the time of application and acceptance by the Company until the commitment's expiration or loan funding. At the time of funding, the IRLCs become loans available for sale. The Company employs mortgage forward delivery contracts ("Forward Contracts") and mortgage options to hedge changes in the market value of the Company's IRLCs and loans available for sale. The IRLCs and their related Forward Contracts, until funding, are undesignated derivatives and do not qualify for hedge accounting treatment under SFAS No. 133, so the change in market value is included in the income statement. Funded IRLCs become loans available for sale, at which time the related Forward Contracts are designated as a fair value hedges. Accordingly, until the settlement of those Forward Contracts, no additional net gain or loss has been recognized attributable to hedge ineffectiveness in the income statement.

       The Company's primary funding sources are generally short-term and/or priced at variable interest rates and includes, among other sources of funds, certain interest-bearing time deposits and repurchase agreements included in federal funds purchased and securities sold under agreements to repurchase. Because of the sensitivity of these short-term funding sources, the Company utilizes interest rate swap contracts ("Swaps") to change the payment characteristics of the funding source to more closely match the assets being funded. Interest rate caps ("Caps") are utilized to limit increases in interest expense resulting from rising interest rates. Under SFAS No. 133, the Swaps are designated as cash flow hedges resulting in changes in their market value, net of any amounts reclassified into the income statement, being included in accumulated other comprehensive income ("OCI"). The Caps do not qualify for hedge accounting so changes in their market value are included in the income statement.

        The Company adopted SFAS No. 133 effective January 1, 2001 and recognized a cumulative-effect transition adjustment of approximately $1.1 million to decrease net income for the effect of the change in the accounting principle relating to derivatives that did not receive hedge accounting treatment. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce OCI by $3.2 million on a pre-tax basis. The transition adjustment to OCI represents net unrealized losses on derivative instruments that qualify as cash flow hedges.

      The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No.
133. The following summarizes the impact on earnings from valuation adjustments relating to these derivatives.

                                          Gain (Loss)
                                         -------------

Caps                                      $   (254)
IRLC and related Forward Contracts             615
                                         -------------
                                          $    361
                                         =============

      During 2001, certain Forward Contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights. OCI was increased by $.3 million in 2001 from reclassification into earnings resulting from hedge ineffectiveness. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

      During 2000 and 1999, prior to the adoption of SFAS No. 133, hedge accounting treatment was used if the following criteria applied: (1) the asset or liability hedged exposed the institution, as a whole, to the interest rate risk, (2) the instrument altered or reduced sensitivity to interest rate changes, and (3) the instrument was designated and effective as a hedge. If the designated asset or liability hedged was terminated, matured or was sold, any realized or unrealized gain or loss from the related off-balance sheet product was recognized in noninterest income coincident with the extinguishment or termination. Accordingly, while hedge accounting treatment applied, there was no recognition of the market value, or change in market value, for IRLCs or Forward Contracts.

      ------------------------------------------------------

Other Off-Balance Sheet Instruments

      In the ordinary course of business New South has entered into off-balance-sheet financial instruments consisting of commitments to extend credit for certain loans excluded from IRLCs and loans available for sale, and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

RECENT ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements revise the standards of accounting for business combinations and related goodwill and other intangible assets. SFAS 141 is generally effective for business combinations after July 1, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001 with certain provisions effective earlier. Management does not expect the requirements of these statements to have a significant impact on the financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15,2001. Management does not expect the requirements of this statement to have a significant impact on the financial statements.

2.    BUSINESS ACQUISITION AND DIVESTITURE
      ------------------------------------

      On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank ("AFSB"), (the "Acquisition"). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation ("AFC") to hold the acquired assets and the assumed acquisition liabilities and related operations. In July 1999, AFC's name was changed to Avondale Funding.com, inc. ("Avondale"). On May 31, 2000, New South sold its operations in Avondale and is currently in the process of disposing and liquidating the remaining assets.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE
     ----------------------------------------

      The fair value and amortized cost of securities available for sale and the related unrealized gains and losses for each category are presented as follows:

                                                       Gross               Gross          Estimated
                                   Amortized        Unrealized          Unrealized           Fair
December 31, 2001                    Cost             Gains                Losses           Value
-----------------               ----------------  -----------------   ---------------   ---------------
                                                             (In thousands)
  Mortgage-backed securities     $      242,508       $     1,022       $      2,102      $   241,428
  U.S. Treasury and Federal
       agency securities                 47,929             3,367                 20           51,276
  Other                                   9,904                 -                  -            9,904
                                ----------------    ---------------   ---------------   ---------------
                                 $      300,341       $     4,389       $      2,122      $   302,608
                                ================    ===============   ===============   ===============
                                                       Gross               Gross          Estimated
                                   Amortized        Unrealized          Unrealized           Fair
December 31, 2000                    Cost             Gains                Losses           Value
-----------------               ----------------  -----------------   ---------------   ---------------
                                                             (In thousands)
  Mortgage-backed securities     $      109,663       $       759       $        717      $   109,705
  U.S. Treasury and Federal
       agency securities                 47,622               467                281           47,808
  Other                                  10,663                 -                  -           10,663
                                ----------------    ---------------   ---------------   ---------------
                                 $      167,948       $     1,226       $        998      $   168,176
                                ================    ===============   ===============   ===============

      The contractual maturities of the securities available for sale are presented in the following table for 2001 and 2000:

                                                             2001                             2000
                                                  -----------------------------   -----------------------------
                                                                  Estimated                         Estimated
                                                  Amortized          Fair           Amortized          Fair
                                                   Cost             Value             Cost            Value
                                                --------------  ---------------   --------------  -------------
                                                                        (In thousands)
Due in one year or less                          $       -        $       -         $     7,000     $   6,968
Due after one year through five years               34,568            35,897             34,762        34,843
Due after five years through ten years              13,361            15,379              5,860         5,997
Mortgage-backed securities                         242,508           241,428            109,663       109,705
Equity securities and interest only strips           9,904             9,904             10,663        10,663
                                                -----------      ------------      -------------   ------------
                                                 $ 300,341        $  302,608        $   167,948     $ 168,176
                                                ===========      ============      =============   ============

      ----------------------------------------------------

      Gross realized gains and losses on securities available for sale, for 2001, 2000, and 1999 are presented in the following table:

                                   2001            2000            1999
                               ------------  ----------------  ------------
                                              (In thousands)
Gross realized gains            $     1,206   $    1,362         $   4,784
Gross realized losses                     -        2,001             4,403
                               ------------  ----------------   ------------
                                $     1,206   $      (639)       $     381
                               ============  ================   ============

      At December 31, 2001 and 2000, New South had securities of $270.2 million and $142.2 million, respectively, pledged to secure certain Federal Home Loan Bank ("FHLB") advances, arrangements for the sale of securities under agreements to repurchase, interest rate swap contracts, and state and municipal deposits.

4.    COMPREHENSIVE INCOME
      --------------------

      Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South, changes in other nonowner transactions consist of net changes in unrealized gains and losses on securities available for sale and, beginning in 2001, net gains and losses relating to cash flow hedges, including the cumulative effect of a change in the accounting for those cash flow hedges.

      --------------------------------

      In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income during that or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

                                                                                   2001
                                                               --------------------------------------------
                                                                              (In thousands)
                                                                   Before                         After
                                                                    Tax              Tax           Tax
                                                                   Amount           Effect        Amount
                                                               --------------------------------------------
Cumulative effect of a change in accounting
  for derivative instruments and hedging
  activities                                                    $    (3,428)     $     (206)    $   (3,222)
Net losses on current period cash flow hedges                       (10,855)           (510)       (10,345)
Reclassification adjustments for net losses
  included in net income                                                337              17            320
Net unrealized gains (losses) arising during the period               3,245             160          3,085
Reclassification adjustments for net (gains) losses
  included in net income                                            (1,206)             (60)        (1,146)
                                                               --------------   --------------  ------------
                                                                $  (11,907)      $     (599)    $  (11,308)
                                                               ==============   ==============  ============

                                                                                   2000
                                                               --------------------------------------------
                                                                              (In thousands)
                                                                   Before                         After
                                                                    Tax              Tax           Tax
                                                                   Amount           Effect        Amount
                                                               --------------------------------------------
Net unrealized gains arising during the period                  $    3,726       $      189     $    3,537
Reclassification adjustments for net (gains) losses
  included in net income                                               639               38            601
                                                               --------------   --------------  ------------
                                                                $    4,365       $      227     $    4,138
                                                               ==============   ==============  ============

                                                                                   1999
                                                               --------------------------------------------
                                                                              (In thousands)
                                                                   Before                         After
                                                                    Tax              Tax           Tax
                                                                   Amount           Effect        Amount
                                                               --------------------------------------------
Net unrealized gains (losses) arising during the period         $   (3,836)      $     (105)    $   (3,731)
Reclassification adjustments for net (gains) losses
  included in net income                                              (381)            (138)          (243)
                                                               --------------   --------------  ------------
                                                                   $(4,217)           $(243)       $(3,974)
                                                               ==============   ==============  ============

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

      Commercial real estate loans are generally secured by multi-family real estate. Commercial loans relate to operating loans to commercial entities and may be secured by inventories or other assets. Most commercial and commercial real estate loans carry variable interest rates with maturities consistent with industry standards for the type of instrument, typically 30 years for the real estate related loans.

      New South's residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. These loans are generally secured by first liens on real estate.

      The composition of the loan portfolio as of December 31, 2001 and 2000 was as follows:

                                                              2001                  2000
                                                      ----------------------  -------------------
                                                                  (In thousands)
Residential Mortgage:
  Conforming                                             $         153,944     $      200,651
  Nonconforming                                                    127,473            181,410
                                                      ----------------------  -------------------
                                                                   281,417            382,061
Installment (automobile and other)
  Prime                                                            141,092            163,588
  Non prime                                                         20,267             18,036
                                                      ----------------------  -------------------
                                                                   161,359            181,624

Residential construction and land                                  162,635            168,390
Commercial real estate                                             167,136            157,977
Commercial                                                          20,574             10,689
                                                      ----------------------  -------------------
                                                                   793,121            900,741
Less unearned income                                                 3,883              5,555
                                                      ----------------------  -------------------
                                                         $         789,238     $      895,186
                                                      ======================  ===================

      The undisbursed portion of mortgage and construction loans was $35.1 million and $29.8 million at December 31, 2001 and 2000, respectively.

6.   ALLOWANCE FOR LOAN LOSSES
     -------------------------

     A summary of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 as follows:

                                      2001             2000             1999
                                --------------   ---------------  --------------
                                                 (In thousands)
Balance at beginning of year     $     13,513     $     11,114     $      9,107
Provision for loan losses               5,363            5,565            3,638

Loans charged off                       9,090            4,776            3,186
Loan recoveries                        (2,827)          (1,610)          (1,555)
                                --------------   ---------------  --------------
  Net charge-offs                       6,263            3,166            1,631
                                --------------   ---------------  --------------
Balance at end of year           $     12,613     $     13,513     $     11,114
                                ==============   ===============  ==============

7.   PREMISES AND EQUIPMENT
     ----------------------

     Major classifications of premises and equipment as of December 31, 2001 and 2000 are summarized as follows:

                                                    2001               2000
                                                --------------    --------------
                                                       (In thousands)
Land                                             $        600      $        600
Building and leasehold improvements                     6,553             6,511
Furniture and equipment                                10,566             9,756
                                                --------------    --------------
                                                       17,719            16,867
Less accumulated depreciation and amortization          9,760             7,818
                                                --------------    --------------
                                                 $      7,959      $      9,049
                                                ==============    ==============

8.   MORTGAGE SERVICING RIGHTS AND RETAINED INTERESTS
     ------------------------------------------------

     A summary of activity in the MSR accounts for the years ended December 31, 2001 and 2000 is presented in the following table:

                                           2001               2000
                                      --------------    ----------------
                                              (In thousands)

Balance at beginning of year           $     16,176       $     16,101
Originated MSR                               16,342              2,245
Purchased MSR                                   764                857
Sale of MSR                                  (9,213)                 -
Amortization expense                         (4,292)            (3,027)
                                      --------------    ----------------
Balance at end of year                 $     19,777       $     16,176
                                      ==============    ================

Estimated fair value at end of year    $     21,217       $     20,011
                                      ==============    ================

     ------------------------------------------------------------

     At December 31, 2001, the fair value and key economic assumptions for the following retained interests (similar to those resulting from securitizations during 2001) are as follows:

                                  MSR's            IOs         Residuals
                               -----------   -------------   ------------
                                  (In thousands, except percentages)

 Estimated fair value           $21,217          $1,903         $8,594
 Annual prepayment rate          12-22%          15.00%         25.00%
 Annual discount rate             9-17              20           12-25

     The impact of 10 percent and 20 percent adverse changes in the prepayment rate and discount rate, respectively, are not material to the financial condition of the Company. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on the assets or that these values would be realized if or when the servicing rights were sold.

     During 2001, the Company securitized approximately $254 million of primarily residential nonconforming mortgage loans, recording a gain of $3.7 million. The Company sold the residual interest from the securitization to an affiliate for $7.9 million, which approximated estimated fair value. The expected static pool losses for the Company's 1999-2 securitization as of December 31, 2001 are approximately 2.5%. For the securitizations indicated, as of December 31, 2001, the principal amount of delinquent loans (including foreclosures), in addition to credit losses, net of recoveries, are as follows (in thousands):

                         Principal
                         Amount of                Current Year
                       Loans 90 Days               Net Credit
Securitization        Or More Past Due               Losses
----------------    --------------------   -------------------
1998-A               $      191                 $      489
1999-1                   13,490                      1,667
1999-2                   13,348                      1,431
2001-1                    7,438                        149

9.   DEPOSITS
     --------

     The composition of the deposit base as of December 31, 2001 and 2000 is summarized in the following table:


                                                 2001                          2000
                                        ---------------------------  --------------------------
                                            Amount         Percent         Amount      Percent
                                        ---------------  ----------  ---------------  ---------
                                                          (In thousands)
Noninterest bearing demand               $     65,057        7.5%      $     63,037      6.9%
Interest bearing transaction accounts           6,188        0.7              4,587      0.5
Money market accounts                          87,102       10.0             62,199      6.8
Statement savings                               7,299        0.8              5,712      0.6

Certificates of deposit:
    Less than 4%                              369,388       42.3              1,364      0.1
    4% to 4.99%                                79,064        9.1              2,190      0.2
    5% to 5.99%                                52,591        6.0             45,687      5.0
    6% to 6.99%                               143,290       16.4            570,438     62.3
    7% to 8.99%                                62,556        7.2            160,398     17.5
    More than 9%                                  522        0.1                614      0.1
                                        ---------------  ----------  ---------------  ---------
                                         $    873,057      100.0%      $    916,226    100.0%
                                        ===============  ==========  ===============  =========

     The aggregate amounts of certificates of deposit in denominations greater than $100,000 were approximately $360.2 million and $340.6 million as of December 31, 2001 and 2000, respectively.

     The scheduled maturities of certificates of deposit as of December 31, 2001 were as follows (in thousands):

2002                    $     425,234
2003                           96,354
2004                           54,763
2005                            5,349
2006 and thereafter           125,711
                       ---------------
                        $     707,411
                       ===============

     The following table summarizes interest expense on deposits for the years ended December 31, 2001, 2000, and 1999:

                                           2001         2000          1999
                                      ------------  ------------  ------------
                                                   (In thousands)
Interest bearing transaction accounts  $      156    $      156    $      150
Money market accounts                       2,820         3,213         3,600
Statement savings                             252           268           211
Certificates of deposit                    44,158        44,219        35,872
                                      ------------  ------------  ------------
                                       $   47,386    $   47,856    $   39,833
                                      ============  ============  ============

10.  NOTES PAYABLE
     -------------

     The table below provides information relating to the Company's notes payable as of December 31, 2001 and 2000:

                              2001               2000
                          --------------    --------------
                                (In thousands)

Bancshares                $      4,392       $      5,500
Other notes payable              5,903              6,099
                          --------------    --------------
                          $     10,295       $     11,599
                          ==============    ==============

     During 2001, Bancshares borrowed under terms of a $6.6 million credit facility from a commercial bank. Bancshares pays interest under terms of the credit facility quarterly at a variable interest rate, which was 3.88 percent at December 31, 2001.

11.  FEDERAL HOME LOAN BANK ADVANCES
     -------------------------------

     As of December 31, 2001 and 2000, FHLB advances amounted to $120.0 million and $133.4 million, respectively. The advances outstanding at December 31, 2001 bear interest at rates ranging from 1.83 percent to 7.80 percent. The advances are collateralized by stock in the FHLB, a blanket assignment of mortgage loans, and the pledge of certain investment securities available for sale and commercial real estate loans. Scheduled maturities for the advances outstanding as of December 31, 2001 are as follows (in thousands):

2002                      $      25,000
2003                             25,000
2005 and thereafter              70,025
                         ---------------
                          $     120,025
                         ===============

12.  EMPLOYEE BENEFIT PLAN
     ---------------------

     As of December 31, 2001, substantially all full-time employees with six months of service were eligible to participate in New South's 401(k) Defined Contribution Plan. Under the plan, an employee may elect to defer a portion of their wages with New South matching deferrals up to three percent of the first eight percent of the employee's compensation deferred. Effective January 1, 2002, the Company's matching deferral will be 100 percent on the first three percent of an employee's compensation contributed to the plan and fifty percent on the next two percent of contributed compensation. The Company recognized expenses related to its matching of eligible employee contributions of $.65 million for 2001 and $.5 million for both 2000 and 1999.

13.  INCOME TAXES
     ------------

     The provisions for (benefit of) income taxes included in the consolidated income statement are summarized below:

                      Current          Deferred          Total
                  --------------   ---------------   -----------
                                    (In thousands)

2001
    State         $       692      $      28       $        720
                  --------------   ---------------   -----------
                  $       692      $      28        $       720
                  ==============   ===============   ===========
2000
    State         $     1,410      $     (766)       $       644
                  --------------   ---------------   -----------
                  $     1,410      $     (766)       $       644
                  ==============   ===============   ===========

1999
    Federal       $         -      $    1,316        $     1,316
    State                (146)            236                 90
                  --------------   ---------------   -----------
                  $      (146)     $    1,552        $     1,406
                  ==============   ===============   ===========

     At December 31, 2001 and 2000, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowances for net deferred tax was eliminated during 1999.

      ------------------------

      Significant components of New South's deferred tax assets and liabilities as of December 31, 2001 and 2000 are listed in the following table:

                                                                2001              2000
                                                           -------------      -------------
                                                                   (In thousands)
Deferred tax asset:
    Allowance for loan losses                              $        631       $        814
    Derivative instruments and
     hedge activites                                                461                  -
    Securitization income                                           748                613
    Deferred expense                                                180                  -
    Other                                                           113                 69
                                                           -------------      -------------
                                                                  2,133              1,496
Deferred tax liability:
    Originated mortgage servicing rights                            929                923
    Unrealized gain on securities
     available for sale                                             113                 14
    Basis difference for loans
     and securities                                                 219                  -
    Other                                                            85                106
                                                           -------------      -------------
                                                                  1,346              1,043

                                                           -------------      -------------
Net deferred tax asset                                     $        787       $        453
                                                           =============      =============

      ------------------------

      Applicable income taxes for financial reporting purposes differ from the amount computed by applying the applicable income tax rate of 5 percent, the blended tax rate for states in which the Company operates, for 2001 and 6 percent for 2000 and 1999 for the following reasons:

                                                       2001            2000              1999
                                                   -------------    --------------   -------------
                                                                    (In thousands)
Tax computed at statutory
     applicable income tax rate                    $       703      $        646     $        240

Reversal of federal net deferred tax asset                   -                 -            3,145

Elimination of valuation allowance                           -                 -           (1,988)

Other, net                                                  17                (2)               9
                                                   ------------     -------------    -------------
                                                   $       720      $        644     $      1,406
                                                   ============     =============    =============

14.   OTHER NONINTEREST EXPENSE
      -------------------------

      The following table sets forth the principal components of other noninterest expense for the years ended December 31:

                                                       2001            2000              1999
                                                   -------------    --------------   -------------
                                                                    (In thousands)
Computer service                                   $      2,951     $      1,787     $      1,967
Legal and professional                                    2,502            1,772            2,274
Supplies and printing                                     1,726            1,868            2,239
Telephone                                                 1,346            1,291            1,431
Advertising and promotion                                   729              810            1,753
Other expense                                            10,079           10,137           11,902
                                                   -------------    --------------   -------------
                                                   $     19,333     $     17,665     $     21,566
                                                   =============    ==============   =============

15.      CAPITAL
         -------

      Various regulatory capital measures used within the banking industry are indicators of capital adequacy. Among these are leverage, tangible, and risk-based capital ratios. These ratios adjust reported asset and capital amounts by various nonqualifying regulatory assets such as certain mortgage servicing rights and certain nonqualifying intangibles. Regulatory authorities set these minimum ratio standards for banking institutions in order to monitor the capital strength of the institutions. Should the Bank's capital ratios decline below these minimum standards, it would become subject to a series of increasingly restrictive regulatory actions. The Bank has consistently exceeded these minimum guidelines and it is the intention of management to continue to monitor these ratios to insure regulatory compliance and maintain adequate capital for the Bank. The Bank's current regulatory ratios place the Bank in the regulatory defined well capitalized category. The capital levels for the Bank under these various measures are noted in the table for December 31, 2001 and 2000. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy guidelines to which it is subject.

                                                               Minimum                                To Be Well
                                                            Requirement           Actual              Capitalized
                                                  -----------------------------------------------------------------------
                                                         Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                  -----------------------------------------------------------------------
                                                                        (In thousands, except percentages)
  As of December 31,2001
Tier I capital ("Tier I")
  Tier I to total adjusted assets                      $38,866     3.00%      $99,177    7.66%     $64,776    5.00%

Tangible capital
  Tangible capital to total adjusted assets             19,433     1.50        99,177    7.66       N/A       N/A

Total risk-based capital
  to risk weighted assets                               68,084     8.00       100,280   11.78       85,106   10.00

Tier 1 capital
  Tier 1 to risk weighted assets                        N/A        N/A         90,583   10.64       51,063    6.00

  As of December 31,2000
Tier I capital
  Tier 1 to total adjusted assets                     $36,627      3.00%      $98,336    8.05%     $61,045    5.00%

Tangible capital
  Tangible capital to total adjusted assets            18,313      1.50        98,336    8.05       N/A       N/A

Total risk-based capital
  to risk weighted assets                             71,915       8.00        99,209   11.04       89,894   10.00

Tier 1 capital
  Tier 1 to risk weighted assets                      N/A          N/A         90,077   10.02       53,936    6.00

15.   CAPITAL - continued
      -------------------

      While the Company presently intends to declare dividends in an amount sufficient to enable shareholders to pay income tax at the highest marginal federal, state and local income tax rate of any shareholder of the Company for the applicable period, and since the Company is dependent upon dividends from the Bank, there is no assurance that dividends to shareholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to shareholders and provide debt service on Bancshares debt; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to assure the safety and soundness of the Bank. As of December 31, 2001, the Bank could declare dividends in the amount of $3.0 million without additional consent of the Office of Thrift Supervision.

16.      DERIVATIVE INSTRUMENTS

      Swaps involve credit risk of dealing with counterparties and their ability to meet the terms of the contracts in addition to the interest rate risk associated with unmatched positions. Notional principal amounts are often used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. Generally, New South will enter into Swaps with firms that are rated investment grade or better by a nationally recognized investment rating service.

      The notional amounts of Swaps at December 31, 2001 and 2000 were $425.0 million and $195.0 million, respectively. During 2001, the average notional amount of Swaps was $293.9 million; the average rate received under the contracts was 4.29 percent and the average rate paid was 5.80 percent, resulting in a decrease in net interest income of $4.4 million. During 2000, the average notional outstanding amount was $167.1 million and the average rates received and paid were 6.69 percent and 6.56 percent, respectively, and increased net interest income by $.3 million. At December 31, 2001, the notional amounts and contractual maturities of Swaps were as follows:

    Effective
    Notional
     Amount                       Expiration Year
---------------------         ------------------------
  (In thousands)

$     50,000                        2003
     180,000                        2004
      90,000                        2005
     105,000                  2006 and thereafter
---------------------
$    425,000
=====================

      ----------------------------------

      Caps are used to modify and/or reduce New South's interest rate risk. As of December 31, 2001 and 2000, New South had Caps with commercial banks and major investment banking firms covering New South's interest rate exposure on short-term liabilities. The effective notional amounts outstanding were $245.0 million at December 31, 2001 and $306.4 million at December 31, 2000. The results of the Caps were an increase in expense of $.2 million, $.8 million and $.7 million for 2001, 2000, and 1999, respectively. At December 31, 2001, the notional amounts and contractual maturities of Caps were as follows:

  Effective
  Notional
   Amount          Expiration Year
--------------   ------------------
(In thousands)

$      30,000         2002
      140,000         2003
       25,000         2005
       50,000         2006 and thereafter
--------------
$     245,000
==============

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for all financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practicable to estimate their value along with pertinent information on those financial instruments for which such values are not available.

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

      -----------------------------------------------

      The carrying amount and estimated fair values of other financial instruments is summarized as follows:

                                                                                   December 31,
                                                       -----------------------------------------------------
                                                                     2001                     2000
                                                       ---------------------------  ------------------------
                                                         Carrying     Estimated     Carrying   Estimated
                                                         Amount       Fair Value    Amount     Fair Value
                                                       ------------   ------------  --------   -------------
                                                                              (In thousands)
Financial Assets:
     Investment securities available for sale          $302,608       $302,608      $168,176     $168,176
     Loans available for sale                           118,267        118,267        74,449       74,449
     Loans, net of unearned income                      789,238        802,163       895,186      885,690
     Residuals                                            8,594          8,594         8,259        8,259
     Interest rate cap agreements                           350            350             -            -
     Commitments to extend credit                           197            197             -            -
Financial Liabilities:
     Deposits                                           873,057        885,804       916,226      920,049
     FHLB advances                                      120,025        123,000       133,415      132,308
     Notes payable                                       10,295         10,295        11,599       11,599
     Interest rate swap agreements                       14,283         14,283             -            -
     Mandatory forward delivery contracts                (1,497)        (1,497)
Off-balance Sheet Financial Instruments:
     Unrealized gains/(losses):
       Interest rate swap agreements                          -              -             -       (3,827)
       Interest rate cap agreements                           -              -             -       (1,205)
       Commitments to extend credit                           -              -             -          146
       Forward delivery contracts                             -              -             -         (753)

The following methods and assumptions were used by New South in estimating its fair value disclosures for financial instruments:

      Investment Securities Available for Sale and Loans Available for Sale -
      ---------------------------------------------------------------------
      Fair values for securities and loans available for sale are based on quoted market prices where available. Where quoted market prices are not available, fair values are based on quoted market prices of similar instruments, adjusted for any significant differences between the quoted instruments and the instruments being valued.

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

      Deposits - The fair value of deposits with no stated maturity, such as
      --------
noninterest-bearing demand deposits, savings accounts, and money market and
                                                                 ----------
interest-bearing checking accounts is, by definition, equal to the amount
----------------
payable on demand or the carrying amount. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

      -----------------------------------------------

      FHLB Advances and Notes Payable - The fair values of these advances are
      -------------------------------
determined using discounted cash flow analyses which apply interest rates currently offered.

      Interest rate Swaps and Caps - Fair values of Swaps and Caps are
      ----------------------------
determined with the use of pricing models or formulas using current assumptions if there are no relevant market comparables.

      Commitments to Extend Credit - The value of these financial instruments,
      ----------------------------
including IRLCs, with notional values totaling $56.9 million and $40.1 million at December 31, 2001 and 2000, respectively, is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value.

      Letters of Credit - These instruments, with notional values totaling $6.8
      -----------------
million and $8.5 million at December 31, 2001 and 2000, respectively, are short-term in nature and have no unrealized gain or losses associated with them.

      Forward Contracts - These derivatives with notional amounts totaling
      -----------------
$109.9 million and $68.8 million at December 31, 2001 and 2000, respectively, are valued based upon discounted cash flow analyses, using interest rates currently being offered for underlying loans with similar terms to borrowers of similar credit quality and estimates of maturity based on New South's historical experience.

18.   OFF-BALANCE SHEET RISK AND COMMITMENTS
      --------------------------------------

      New South is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of its customers and to reduce its own exposure to fluctuations in interest rates. The financial instruments may include commitments to extend credit, letters of credit, and commitments to purchase loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contract, or notional, amounts of these instruments reflect the extent of involvement New South has in the particular class of financial instrument.

      New South's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. New South uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Generally, New South will require collateral, margin deposits or other security to support financial instruments with credit or interest risk. Since many of the lending commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      Commitments to purchase loans are agreements to buy mortgage loans on a specified date at an amount stated as a percentage of the note amount of the loans to be purchased. On these commitments, New South uses the same policies to control credit and interest rate risk as it does for other commitments to extend credit.

      Letters of credit are conditional commitments issued by New South to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, such as a bond financing. While some of the guarantees are short-term in nature, most extend for the same term as that extended for related loan facilities to customers. New South holds various assets as collateral, including real estate and mortgage-backed securities, supporting those commitments for which collateral is deemed necessary.

19.   LOAN SERVICING
      --------------

      Mortgage and installment loans serviced for others are not recorded on New South's books and, accordingly, are not reflected in the accompanying financial statements. New South is obligated to service the unpaid principal

      --------------------------

balances of these loans. See Note 20 for a discussion of the servicing arrangement New South has with Collateral Mortgage, LTD. ("Collateral").

      New South, as a servicer for all FHA/VA loans, is required to advance from its own funds escrow and foreclosure costs on the loans it services. Portions of these advances are not recoverable for loans serviced for the Governmental National Mortgage Association ("GNMA"). Losses associated with these advances during 2001, 2000, and 1999 amounted to $.5 million, $.1 million, and $.2 million, respectively.

      The outstanding mortgage and installment loan amounts serviced for others as of December 31, 2001 and 2000 are summarized below:
                                    2001                2000
                              ---------------    --------------
                                       (In thousands)
GNMA                           $    385,782       $     302,618
FHLMC                               506,553             692,141
FNMA                                345,048             130,711
Other investors                   1,790,341             882,294
                              ---------------    --------------
                               $  3,027,724       $   2,007,764
                              ===============    ==============

      Custodial escrow balances maintained in connection with loan servicing were approximately $6.1 million and $6.2 million at December 31, 2001 and 2000, respectively. These are included with noninterest-bearing deposits.

20.   RELATED PARTY TRANSACTIONS
      --------------------------

      Due to the nature of their businesses, the operations of New South, Collateral and Collateral Mortgage Capital, LLC ("CMC") are closely involved. Management, systems, and facilities are shared, and, accordingly, there are numerous intercompany transactions. Management monitors all activity to ensure that all transactions are made in a fair and equitable manner to New South, Collateral, and CMC. New South collected $.4 million, $.6 million, and $.3 million in management fees from Collateral in 2001, 2000, and 1999, respectively, which were paid monthly. New South collected $.13 million, $.1 million, and $.08 million from Collateral Investment Corp. ("CIC") in 2001, 2000, and 1999, respectively, which are paid monthly. Additionally, management fees were received during 2000, and 1999 in the amounts of $.06 million, and $.1 million, respectively from Triad Guaranty Insurance Corporation, an affiliate, for services provided. These fees are due quarterly and bear no interest. During 2001, New South paid management fees to Collat, an affiliate, totaling $.07 million. New South paid Collateral monthly fees for services provided, including facilities management of $.4 million, $.5 million and $1 million in 2001, 2000, and 1999, respectively.

      In connection with its commercial loan servicing activities, CMC is required to maintain escrow accounts as trustee for investors and mortgagors. At December 31, 2001, CMC had on deposit with New South approximately $15 million and $27.4 million, respectively, in interest-bearing and noninterest-bearing accounts. For 2000, Collateral's interest-bearing and noninterest-bearing account totaled to $11.4 million and $6.9 million, respectively.

      Prior to 1999, Collateral performed the servicing activities on behalf of New South for New South's investor servicing obligations and New South's owned portfolio. Effective January 1, 1999, New South began servicing these assets. In addition, New South began servicing on behalf of Collateral all of Collateral's residential servicing obligations to third parties and Collateral's owned portfolio. Collateral paid $.5 million in both 2001 and 2000 and $1.7 million in 1999, respectively, to New South for these servicing activities under a subservicing agreement based upon industry servicing fee standards.
20.   RELATED PARTY TRANSACTIONS - continued
      --------------------------------------

      Collateral and its affiliates maintain normal business checking and money market accounts at New South. At December 31, 2001, and 2000, these accounts totaled approximately $2.8 million, and $6.0 million, respectively.

      During 2001, New South sold the residual interest of a securitization to CIC for $7.9 million. During 1999, New South sold an interest only strip from a securitization to Collateral for $4.8 million. No gain or loss was recognized on these sales.

      During 2001 and 2000, New South as a continuation of the Bank's building of it's servicing portfolio, purchased $.06 and $.8 million, respectively, in servicing rights from Collateral for fair value. Effective January 1, 2002, New South purchased Collateral's remaining residential servicing portfolio for approximately $.3 million.

      Servicing fees paid to Collateral during both 2001 and 2000 amounted to $.4 million. These amounts relate solely to Collateral's subservicing of New South's owned commercial loan portfolio.

      In July 1997, the loan production operations of the residential mortgage banking unit of Collateral were transferred into New South. As a result of this change, New South assumed responsibility for 39 residential loan production offices, associated employees, and related operating lease obligations. Under the terms of an agreement with Collateral, a fee was payable semi-annually in installments over a three year period based on a decreasing percentage ranging from .35 percent to .10 percent of the aggregate original principal balances of certain residential mortgage loans originated by New South through June 30, 2000. The fees for 2000, and 1999 were $.2 million and $.9 million, respectively.

21.    PARENT ONLY FINANCIAL INFORMATION
      ----------------------------------

       Financial information and operating results for New South Bancshares, Inc., parent only, is presented as follows:

                                                                                       December 31,
                                                                              ---------------------------
                                                                                   2001          2000
                                                                              ------------    -----------
                                                                                       (In thousands)
Balance Sheets:
--------------
   Assets:
   Cash                                                                       $     64          $    219
   Investment in subsidiaries:
      New South Federal Savings Bank                                            87,808            98,345
      Other                                                                         98               202
   Other assets                                                                  1,404             1,457
   Accounts receivable-intercompany                                                118               -
                                                                              ------------    -----------
         Total Assets                                                         $ 89,492          $100,223
                                                                              ============    ===========

   Liabilities:
   Notes payable                                                              $  4,392          $  5,500
   Guaranteed preferred beneficial interests in the Company's
      subordinated debentures                                                   34,500            34,500
   Accrued expenses and other liabilities                                            -               100
   Accounts payable-intercompany                                                     -               115
                                                                              ------------    -----------
         Total Liabilities                                                      38,892            40,215
                                                                              ============    ===========

   Shareholders' Equity:

   Common stock of $1.00 par value (authorized: 1.5 million shares; issued
   and outstanding:  1,255,537.1 at December 31, 2001 and 2000)                  1,256             1,256
   Surplus                                                                      29,475            29,475
   Retained earnings                                                            30,962            29,062
   Accumulated other comprehensive income (loss)                               (11,093)              215
                                                                              ------------    -----------
         Total Shareholders' Equity                                             50,600            60,008

                                                                              ------------    -----------
         Total Liabilities and Shareholders' Equity                           $ 89,492          $100,223
                                                                              ============    ===========

       ---------------------------------------------

                                                                        Year ended December 31,
                                                           ---------------------------------------------------------
                                                              2001                2000                  1999
                                                           -------------    ----------------    -----------------
                                                                              (In thousands)
Income Statements:
-----------------
  Income:
    Dividends from subsidiaries                               $  14,709          $ 3,650             $   1,805
    Interest on other short-term investments                      -                  -                       5
                                                           -------------    ----------------    -----------------
      Total Income                                               14,709            3,650                 1,810
                                                           -------------    ----------------    -----------------

   Expenses:
     Interest on notes payable                                      326              399                    92
     Interest expense on guaranteed preferred beneficial
       interests in the Company's subordinated debentures         2,932             2,932                2,932
     Other expense                                                   71               129                  110
                                                           -------------    ----------------       --------------
       Total Expenses                                             3,329             3,460                3,134
                                                           -------------    ----------------       --------------

  Income (loss) before equity in undistributed earnings
    of subsidiaries                                              11,380               190               (1,324)
  Equity in undistributed earnings of subsidiaries                  667             9,705                3,722
                                                           -------------     ----------------       -------------

  Income before income tax benefit                               12,047             9,895                2,398
    Income tax benefit                                              161               220                  193
                                                           -------------     ----------------       -------------

      Net Income                                              $  12,208          $ 10,115            $   2,591
                                                           =============     ================       =============

       ---------------------------------------------


                                                                               Year ended December 31,
                                                                      -----------------------------------------------------
                                                                          2001              2000                  1999
                                                                      -------------     ----------------    ---------------
                                                                                       (In thousands)
  Statements of Cash Flows:
  ------------------------
  Operating activities:
    Net income                                                          $   12,208           $  10,115          $  2,591
    Equity in undistributed earnings of subsidiaries                          (667)             (9,705)           (3,722)
    Decrease in other assets                                                    53                  53                51
    (Increase) decrease in accounts receivable-intercompany                   (118)                312              (312)
    Increase (decrease) in accrued expenses and other liabilities             (100)                (69)              284
    Decrease in accounts payable-intercompany                                 (115)                 -                (28)
                                                                      -------------     ----------------    ---------------
      Net cash provided by (used in) operations                             11,261                 706            (1,136)
                                                                      -------------     ----------------    ---------------

    Investing activities:
      Capital contributions to subsidiaries                                     -                   (1)           (3,600)
                                                                      -------------     ----------------    ---------------
        Net cash used in investing activities                                   -                   (1)           (3,600)
                                                                      -------------     ----------------    ---------------

      Financing activities:
        Net increase (decrease) in notes payable                            (1,108)              1,000             4,500
        Dividends on common stock                                          (10,308)             (1,553)               -
        Proceeds from the issuance of common stock                              -                  -                 251
                                                                      -------------     ----------------    ---------------
          Net cash provided by (used in) financing activities              (11,416)               (553)            4,751
                                                                      -------------     ----------------    ---------------

        Net increase (decrease) in cash and cash equivalents                  (155)                152                15
        Cash and cash equivalents at beginning of year                         219                  67                52
                                                                      -------------     ----------------    ---------------
        Cash and cash equivalents at end of year                        $       64           $     219          $     67
                                                                      =============     ================    ===============

22.    COMMITMENTS AND CONTINGENCIES
       -----------------------------

      Various legal proceedings are pending against New South. These actions arise in the ordinary course of New South's business and include actions relating to its lending and servicing activities. Certain of these lawsuits are class actions requesting unspecified or substantial damages. In each case a class has not yet been certified. Although the outcome of any litigation cannot be predicted with certainty, management considers that any potential liability resulting from the proceedings would not have a material adverse impact on the financial condition of New South.

      The Company leases its executive offices, other corporate office space, and its mortgage production branches. Rent expense is included in net occupancy and equipment expense and totaled $1.4 million, $1.7 million, and $2.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. Amounts paid to Collateral for New South's executive office and other office space totaled $.3 million, $.3 million, and $1.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. Amounts received from subleases totaled $.2 million for the year ended December 31, 2001, and $.3 million for the years ended December 31, 2000 and December 31, 1999, respectively. Minimum rental payments due as of December 31, 2001 are summarized below (in thousands).

2002        $  692
2003           439
2004           245
2005           157
2006            45
         -----------
            $1,578
         ===========

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

      Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured by primarily multi-family housing. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. For 2001 and 2000, Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retained the assets generated by each unit, and are credited with the interest income generated by those assets unless the asset is actually sold in the secondary market. The results of such sales also are attributed to each unit for 2001 and 2000. The owning unit pays a market-based funds-use charge to Portfolio Management. For 1999, Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending sold permanent, marketable loans to Portfolio Management at market-based prices. Portfolio Management then sold, securitized, or retained the loans based on the Company's needs and market conditions. Certain short-term and floating rate loans were retained by the originating unit, which was credited with the interest income generated by those loans. The originating unit paid a market-based funds-use charge to Portfolio Management. All other allocations are consistent for each period. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for 2001, 2000, and 1999 are included in the following tables:

       -----------------------------


                                                                  For the year ended December 31, 2001
                                            ---------------------------------------------------------------------------------
                                             Residential      Commercial
                                                Mortgage     Real Estate  Automobile     Portfolio
                                                 Lending       Lending     Lending       Management     Other    Consolidated
                                            -----------    ------------  ----------    ------------    -------   ------------
Interest income                            $    43,015      $     13,001   $   14,663    $  19,107    $  1,721   $     91,507
Interest expense                                     3               476            -       58,912       3,376         62,767
Intra-company funds (used) / provided          (21,611)           (6,221)      (4,774)      32,473         132              0
Provision for loan losses                          694                50        3,150            -       1,469          5,363
Noninterest income                              46,765               378        1,834       (2,600)      3,020         49,397
Noninterest expense                             37,359               240        5,453        4,326      11,344         58,722
                                            -----------     ------------   ----------    -----------  --------   ------------
Net income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle                          30,113             6,392        3,120      (14,258)    (11,316)        14,052
Provision for (benefit of) income taxes          1,532               325          159         (726)       (571)           720
                                            -----------     ------------   ----------   ------------   -------   ------------
Net income before cumulative effect
  of a change in accounting principle           28,581             6,067        2,961      (13,532)    (10,745)        13,332
Cumulative effect of change in
  accounting principle                               -                 -            -        1,124           -          1,124
                                           ------------     ------------   ----------   ------------   -------   ------------
    Net income (loss)                      $    28,581      $      6,067   $    2,961    $ (14,656)   $(10,745)  $     12,208
                                           ============     ============   ==========   ============   ========  ============

Depreciation and amortization, net         $       832      $          -   $      111    $      39    $  1,203   $      2,185
Total assets                                   647,777           143,885      137,160      332,694      43,805      1,305,321
Capital expenditures                               569                 -          110           33         471          1,183


                                                                  For the year ended December 31, 2000
                                            ---------------------------------------------------------------------------------
                                             Residential      Commercial
                                                Mortgage     Real Estate  Automobile     Portfolio
                                                 Lending       Lending     Lending       Management     Other    Consolidated
                                            -----------    ------------  ----------    ------------    -------   ------------
Interest income                            $    52,351      $     11,088   $   12,080    $  18,137    $  4,348   $     98,004
Interest expense                                     -                 -            -       62,995       3,593         66,588
Intra-company funds (used) / provided          (35,158)           (7,823)      (6,086)      49,711        (644)             -
Provision for loan losses                        2,011                 -          592            -       2,962          5,565
Noninterest income                              32,506               519        2,902       (2,169)      5,782         39,540
Noninterest expense                             33,108               323        4,526        3,299      13,376         54,632
                                           ------------     ------------   ----------   ------------   -------     ----------
Net income (loss) before income taxes           14,580             3,461        3,778         (615)    (10,445)        10,759
Provision for (benefit of) income taxes            686               148          189          275        (654)          644
                                           ------------     -------------  ----------   ------------   -------     ----------
    Net income (loss)                      $    13,894      $      3,313   $    3,589    $    (890)   $ (9,791)  $     10,115
                                           ============     =============  ==========   ============   ========    ==========

Depreciation and amortization, net         $     1,027      $         -    $      169    $      42    $  1,464   $      2,702
Total assets                                   682,249          123,579       104,575      219,371      93,003      1,222,777
Capital expenditures                               466                -            16           19       2,045          2,546

       -----------------------------


                                                                   For the year ended December 31, 1999
                                          -----------------------------------------------------------------------------------
                                           Residential   Commercial
                                            Mortgage     Real Estate   Automobile   Portfolio
                                            Lending       Lending       Lending     Management   Other          Consolidated
                                          ------------ ------------- -------------  ----------  --------------  -------------
Interest income                           $   18,109    $     70     $      221     $  63,660   $      3,296    $     85,356
Interest expense                                  39           -             37        52,463          1,045          53,584
Intra-company funds (used) / provided        (11,831)          -           (167)       12,300           (302)              -
Provision for loan losses                         61           -              -         2,626            951           3,638
Noninterest income                            40,985         788          3,265        (9,699)         2,630          37,969
Noninterest expense                           35,530         127          5,783         5,102         15,564          62,106
                                          ------------ ------------- -------------  ----------  --------------  -------------
Net income (loss) before income taxes         11,633         731         (2,501)        6,070        (11,936)          3,997
Provision for (benefit of) income taxes        4,093           -           (880)        2,135         (3,942)          1,406
                                          ------------ ------------- -------------  ----------  --------------  -------------
    Net income (loss)                     $    7,540    $    731     $   (1,621)    $   3,935   $     (7,994)   $      2,591
                                          ============ ============= =============  ==========  ==============  =============

Depreciation and amortization, net        $    1,504    $      -     $      288     $       6   $        658    $      2,456
Total assets                                 166,610           -         12,057       800,363         42,077       1,021,107
Capital expenditures                           3,186           -            147             -          1,629           4,962

24.    TRUST PREFERRED SECURITIES
       --------------------------

      In June 1998, the Company sold $34.5 million of 8.5 percent cumulative preferred securities issued by New South Capital Trust I (the "Trust"). These preferred securities are collateralized by subordinated debentures issued by the Company and are presented on the balance sheet as a separate line entitled "Guaranteed preferred beneficial interests in the Company's subordinated debentures". The debentures have a stated maturity of June 30, 2028 and are subject to early redemption, in whole or in part, any time after June 30, 2003, at par.

      The sole assets of the Trust are $35.6 million in subordinated debentures which have the same interest rate and maturity characteristics as the trust preferred securities. The Company owns all of the common securities of the Trust which amount to $1.1 million.

      The Company, through the guarantee, the trust agreement, the subordinated debentures and the indenture, taken together, fully, irrevocably and unconditionally guarantees all of the Trust's obligations with respect to the preferred securities. The Company guarantees the payment of distributions and payments on liquidation or redemption of the preferred securities, but only in each case to the extent of funds held by the Trust. The guarantee does not cover payment of distributions when the Trust has insufficient funds to pay such distributions. If the Company does not make interest payments on the subordinated debentures held by the Trust, the Trust will have insufficient funds to pay distributions on the preferred securities. In such event, a holder of preferred securities may institute a legal proceeding directly against the Company pursuant to the terms of the guarantee to enforce payment of amounts equal to such distributions to such holder.

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

     None

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Company's Board of Directors ("Board of Directors") is divided into three classes, and each of the Company's five directors is elected into one of these three classes to hold office for a term of three years or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board of Directors and directors are elected in the annual meeting of stockholders. The directors, executive officers and other key employees of the Company and their ages as of March 31, 2002, are as follows:


Name                                                                Age  Position
----                                                                ---  --------
Director elected to serve until annual meeting in 2004 (Class II)

Lizabeth R. Nichols                                                  46  Director, Vice President and Assistant Secretary of the
                                                                         Company; Senior Vice President and General Counsel of
                                                                         New South

Directors elected to serve until annual meeting in 2002 (Class I)

William T. Ratliff, Jr.                                              77  Director and Vice President of the Company;
                                                                         Director of New South
Robert M. Couch                                                      44  Director and Executive Vice President of the Company;
                                                                         Director, President and Chief
                                                                         Executive Officer of New South

Directors elected to serve until annual meeting in 2003 (Class III)

William T. Ratliff, III                                              48  Director, Chairman of the Board and President of the
                                                                         Company;
                                                                         Chairman of the Board of New South

David W. Whitehurst                                                  52  Director of the Company

Executive Officers Who Are Not Also Directors

David E. Mewbourne                                                   52  Executive Vice President of New South
Roger D. Murphree                                                    55  Executive Vice President and Treasurer of New South
David A. Roberts                                                     48  Director and Senior Vice President of New South
Richard W. Edwards                                                   42  Vice President and Chief Financial Officer of the
                                                                         Company and Senior Vice President and Chief Financial
                                                                         Officer of New South
Larry A. Nelson                                                      52  Senior Vice President of New South

The business experience of each of the persons named above during the past five years is discussed below.

     Mr. William T. Ratliff, Jr. has been a Director and Vice President of the Company since its organization in 1994. He has been a Director of New South since its organization in 1985. He served as Chief Executive Officer of Collateral (or its predecessor Collateral Investment Company) for 31 years until 1986. Mr. Ratliff, Jr. is the father of Mr. Ratliff, III, the Chairman and President of the Company, and the brother of Mr. J.K.V. Ratliff, a Vice President of the Company.

         Mr. William T. Ratliff, III has been President and a Director of the Company since its organization in October 1994 and Chairman of the Board and Chief Executive Officer of New South since 1985. Mr. Ratliff, III, has been the Chairman of the Board of Triad Guaranty, Inc., an affiliate, since its inception in 1993 and Chairman of the Board of Triad Guaranty Insurance Corporation, an affiliate, since 1989. He has been President of Collateral Investment Corp., an affiliate, since 1990 and was President and an individual General Partner of Collateral from 1987 to 1995. From March 1994 until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., an affiliate. He served as Executive Vice President of Southwide Life Insurance Corp., an affiliate, from 1986 to 1993. Mr. Ratliff, III joined Collateral in 1981. Mr. Ratliff, III is the son of Mr. Ratliff, Jr., a Director and Vice President of the Company, and the nephew of Mr. J.K.V. Ratliff, a Vice President of the Company.

         Mr. Robert M. Couch has been Executive Vice President of the Company since 1994, and a Director since July 1998. Mr. Couch is responsible for the day-to- day operations of the Company. He has been President and Chief Executive Officer of New South since March 2001, and a Director since January 1995. He was President and Chief Operating Officer of New South from June 1997 to March 2001. From March 1995 to June 1997, he served as Vice Chairman of New South. Mr. Couch has been Managing Director of Collateral since November 2000. From August 1995 to November 2000, Mr. Couch was President of Collateral. From October 1993 to August 1995, Mr. Couch served as Executive Vice President of Collateral.

         Mr. David W. Whitehurst has been a Director of the Company since July of 1998. Mr. Whitehurst was a Director of New South from 1989 to May 2001. Mr. Whitehurst has been Managing Director of North American Vision Alliance, L.L.C., an affiliate, since September 2001. He has been a Director and Executive Vice President, CFO, Treasurer and Assistant Secretary of Collateral Benefits Group, Inc. since October 2001. He was Executive Vice President, Chief Financial Officer, and a Director of Triad Guaranty, Inc. from 1993 to 2000, and served as Secretary of Triad Guaranty, Inc. from 1993 until 1996. He has been Executive Vice President of CIC since 1995 (Vice President from 1990 to
1995), was Chief Financial Officer of CIC from 1990 through 1995, was Executive Vice President of Southwide Life Insurance Corp. from 1992 until 1996. From January 1997 until July 2001 Mr. Whitehurst was the President, Treasurer and a Director of Southland National Insurance Corp. and its subsidiaries, all of which are affiliates. Mr. Whitehurst joined Collateral in 1989 and served as Vice President of Collateral and its affiliates until 1992, when he began devoting all of his time to CIC and its affiliates.

         Ms. Lizabeth R. Nichols has been a Director of the Company since May 2001, and Vice President and Assistant Secretary of the Company since August 1998. Ms. Nichols has been Senior Vice President and General Counsel of New South since November 1998. From February 1998 to November 1998 Ms. Nichols served as Vice President and General Counsel of New South. From January 1997 to January 1998, Ms. Nichols served as Vice President and Legal Counsel of New South. Ms. Nichols has served as Vice President of Collateral since January 1997. Ms. Nichols has been a Director and General Counsel of Southland National Insurance Corporation, an affiliate, since September 2001 and Chairman of the Board since February 2002. From October 1993 to September 1996, Ms. Nichols was Vice President and Associate General Counsel of Protective Life Corporation, an insurance holding company and was an employee until January 1997.

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

         Mr. Roger D. Murphree has been Executive Vice President of New South since October 2001. Mr. Murphree was Senior Vice President of New South from December 1997 to October 2001. Mr. Murphree is responsible for secondary marketing sales, securitizations, and portfolio trading for the Company. Since December 1996, Mr. Murphree has been a Director of Southland National Insurance Corporation, an affiliate. From 1995 to December 1997, he served as Vice President of New South. Mr. Murphree has been employed by New South since 1985. Mr. Murphree has served as Senior Vice President of Collateral since June 1995.

         Mr. David A. Roberts has been a Director of New South since September 1997 and Senior Vice President since July 1997. Mr. Roberts is responsible for New South's commercial real estate lending activities. Mr. Roberts has been President and Chief Executive Officer of CMC since May 2001. Mr. Roberts has served as President and Chief Operating Officer of Collateral since November 2000. Mr. Roberts served as Executive Vice President and Chief Operating Officer of Collateral from August 1997 to November 2000. From February 1995 to July 1997, he served as Senior Vice President of Collateral. From June 1990 to February 1995, he served as Vice President of Collateral.

         Mr. Richard W. Edwards has been Vice President and Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of New South since January 2001. From July 1989 to December 2001, Mr. Edwards served as a senior financial officer of Bank of America Corporation and its predecessors in various businesses and capacities. Mr. Edwards was a Senior Vice President of Bank of America from September 1995 until December 2001.
From April 2001 to December 2001 Mr. Edwards served as the Chief Financial Officer of Bank of America Marketplace, LLC. and Bank of America Financial Services Engine, LLC.

         Mr. Larry A. Nelson has been Senior Vice President of New South since December 1997. Mr. Nelson is responsible for the day-to-day operations of automobile installment lending. From 1989 to 1997, he served as Vice President of New South.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation earned by the named Executive Officers of New South during the last three fiscal years.

Summary Compensation Table
--------------------------
Name and Principal Position        Year    Salary        Bonus/(2)/        Other                Long-term             All Other
                                                                       Compensation/(5)/ Compensation Awards/(7)/  Compensation/(8)/
William T. Ratliff, III            2001   187,000/(1)/   502,000/(1)/         0                50,000                   4,851
President of the Company           2000   182,278        302,500              0                   0                       0
                                   1999   127,000         96,252              0                   0                       0

Robert M. Couch                    2001   225,720        297,500/(3)/         0                90,000                   4,925
Executive Vice President           2001   221,000        120,000              0                   0                       0
of the Company                     1999   216,000         80,000              0                   0                       0

David E. Mewbourne                 2001   207,000        125,000              0                60,000                   1,950
Executive Vice President           2000   198,542         90,000              0                   0                       0
of New South                       1999   190,000         90,000              0                   0                       0

Richard W. Edwards                 2001   132,499/(2)/    30,000          40,157/(6)/          30,000                   2,412
Vice President and Chief Financial 2000                                                           0                       0
Officer of the Company             1999                                                           0

Roger D. Murphree                  2001   124,274         37,500/(4)/         0                30,000                   1,786
Executive Vice President and       2000   115,368         27,500              0                   0                       0
Treasurer of New South             1999   108,626         40,000              0                   0                       0

/(1)/ The base salary and bonus for Mr. Ratliff, III are paid by Collat, Inc. ("Collat"), an affiliate. New South reimburses an applicable portion of the base salary and bonus based on an allocation of time, under the Administration Services Agreement (as defined herein) for services rendered by Mr. Ratliff, III.

/(2)/  Employed as of January 2001.

/(3)/ Includes $73,000 reimbursed by Collateral under the Administrative Services Agreement (as defined herein) for services rendered by Mr. Couch to Collateral. See "Certain Relationships and Related Transactions."

/(4)/ Includes $7,500 reimbursed by Collateral under the Administration Services Agreement (as defined herein) for services rendered by Mr. Murphree. See "Certain relationships and Related Transactions."

/(5)/ Does not include amounts contributed by the Company to the Executive Officer's 401(k) plan, the maximum amount which will be contributed to one individual is $5,175.

/(6)/ Includes amounts reimbursed for taxes and other miscellaneous moving expenses.

/(7)/ In 2001 New South implemented an Executive Incentive and Retirement Agreement ("Plan") which provides for the granting of incentive awards in the form of cash. The Plan is administered by the Bank's Compensation Committee of the Board of Directors, which has the sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards, the amount of such awards; formulate the terms and conditions of the awards and make other determinations required in the administration thereof. For the fiscal year 2001, the awards made under the Plan to the executive officers above consisted of awards of cash, subject to certain conditions. Each award deferred will vest 1/3 on the last day of the Plan Year after it is made and 2/3's on the last day of the second Plan Year and fully vest on the last day of the third Plan Year provided the Executive Officer is employed and in good standing. The vested awards will be paid in lump sum or in monthly installments at New South's discretion at normal retirement (age 62) or actual retirement if later, death or disability. Awards are discretionary.

/(8)/ Includes premiums for supplemental disability insurance paid on behalf of executive officer by New South.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 1, 2002 (unless otherwise noted) with respect to (i) persons the Company believes to be the beneficial owners of 5 percent or more of the Company's common stock, (ii) each current director and each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all directors and executive officers of the Company, as a group:

Name and Address of Beneficial Owner               Amount and Nature of                 Percentage
                                                   --------------------
                                                 Beneficial Ownership/(1)/          Beneficially Owned/(1)/
Mary R. Johnson-Butterworth                              104,515/(2)/                        8.32 percent
4731 Old Leeds Road
Birmingham, Alabama 35213

W.T. Ratliff, Jr.                                        233,720                            18.62 percent
2621 Altadena Road
Birmingham, Alabama 35243

J.K.V. Ratliff                                           180,507                            14.38 percent
46 Greenway Road
Birmingham, Alabama 35213

William T. Ratliff, III                                  137,678/(3)/                       10.97 percent
3944 Forest Glen Drive
Birmingham, Alabama 35213

Amelie L. Ratliff                                         98,860                             7.87 percent
5 Fuller Street, #1
Brookline, Massachusetts 02446-2452

Daniel T. Ratliff                                        109,444/(4)/                        8.72 percent
31315 Pine Run Drive
Ono Island
Orange Beach, Alabama 36561

Carlton McCoy Ray                                         98,360                             7.83 percent
9949 Southwind Drive
Indianapolis, Indiana 46256

Thomas E. Gester                                          22,390                             1.78 percent
3020 Briarcliff Road
Birmingham, Alabama 35223

Robert M. Couch                                            5,347.60                                     *
8 Club View Drive
Birmingham, Alabama 35223

All current directors and                                557,253.60                         44.38 percent
executive officers as a group (12
individuals)

-------------------------------
*        Less than one percent
/(1)/ Unless otherwise indicated, the persons named above have the sole power to vote or direct the voting and to dispose or direct the disposition of any security.
/(2)/ Includes 5,542 shares held by Mrs. Johnson-Butterworth as custodian for the benefit of her minor children.
/(3)/ Includes 24,406 shares held by Mr. Ratliff, III as custodian for the benefit of his minor children, nieces and nephews. /(4)/ Includes 11,084 shares held by Mr. Daniel T. Ratliff as custodian for the benefit of his minor children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliated corporations and limited partnerships in which Messrs. Ratliff, Jr., J.K.V. Ratliff and Ratliff, III are majority owners have been customers of New South in the ordinary course of business. These affiliated corporations and limited partnerships include Collateral, CMC, Collat, Collateral Agency, Inc., Triad Guaranty, Inc., and Southland National Insurance Corporation. Outside of normal customer relationships, no directors or officers of the Company, no shareholders holding over five percent of the Company's voting securities, and no corporations or limited partnerships with which such persons or entities were associated, maintain or have maintained since December 31, 2001, any significant business or personal relationship with the Company or New South, except as described below. The terms of each of the transactions presented herein are similar to those that could have been obtained through negotiations with unaffiliated third parties.

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

     Subservicing Agreement. Collateral has entered into a Subservicing
     ----------------------
Agreement with New South to service certain conforming residential mortgage loans for Collateral. The Subservicing Agreement has an indefinite term but may be terminated by Collateral with 60 days notice, provided Collateral pays New South a penalty equal to 1 percent of the aggregate amount of servicing outstanding on the date of termination. New South has the right to terminate the Subservicing Agreement with 30 days notice without penalty. Under the terms of the Subservicing Agreement, Collateral is required to reimburse New South for any non recoverable losses. During 2001, Collateral paid New South $.5 million under the terms of the Subservicing Agreement. New South paid Collateral $.4 million in 2001 for subservicing New South's owned commercial and construction loan portfolio.

     Lease Agreements. New South leases furnished office space from certain
     ----------------
affiliates. The Commercial Lease Agreements are each for terms of one year and are automatically renewable. Either party may terminate same with 60 days notice. During 2001 New South paid Collateral $.3 million in rent.

     Administrative Services Agreement. New South provides data processing,
     ---------------------------------
legal, management, corporate accounting, human resources, mail, telecommunications and public relations services to certain affiliated companies under the terms of an Agreement for Administrative Services effective January 1, 1991 (the "Administrative Services Agreement"). The Administrative Services Agreement is for a term of one year, and is automatically renewable. The Administrative Services Agreement may be terminated by any party with sixty days notice. Administrative services are provided at actual costs, with fees being due quarterly. During 2001 New South collected $.1 million from Collateral Investment Corporation and $.06 million from Triad Guaranty Insurance Corporation. During 2001, New South paid $.07 million to Collat, Inc. and $.4 million to Collateral.

     Investment Advisory Agreements. In 2001, Collateral received fees from
     ------------------------------
Triad Guaranty Insurance Corporation and Southland National Insurance Corporation under the terms of Investment Advisory Agreements dated January 1, 1996. These Agreements have an indefinite term and may be terminated by either party with 60 days notice. For investment advisory services rendered, Collateral receives a fee based on the value of the assets actively managed. Collateral's advisory services are provided by New South personnel in the Capital Markets department who also serve as officers of Collateral. Approximately 20 percent of New South's Capital Markets department time is expended on these investment advisory services.

     During the first quarter of 2000, New South purchased certain servicing rights from Collateral to add to its servicing portfolio for $.8 million. During 2001, New South paid $.06 million for certain servicing rights and effective January 1, 2002 paid $.3 million to purchase the remaining residential servicing portfolio owned by Collateral.

     Indebtedness of Management. Certain directions and executive officers of
     --------------------------
New South and its affiliates are currently indebted to New South for mortgage loans. These loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

     Additional information concerning Relationships and Transactions with affiliated persons and organizations is incorporated herein by reference to "Footnote 20 - Related Party Transactions" under Item 8 filed herein.

                                    Part IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1)  The following documents are filed as part of this report:

      1. Financial Statements (Item 8)

      2. Financial Statement Schedules (see index annexed)

      3. Exhibits:

              The exhibits listed in the Exhibit Index on page 85 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(2)  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the fourth quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW SOUTH BANCSHARES, INC.

/s/ Robert M. Couch
-----------------------------------------
By:   Robert M. Couch
Executive Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

CAPACITY IN WHICH


        SIGNATURE                            SIGNED                       DATE
                                      Chairman and President         March 28, 2002
---------------------------------
William T. Ratliff, III*

/s/ Richard W. Edwards                Vice President                 March 28, 2002
---------------------------------
Richard W. Edwards                    Chief Financial Officer

                                      Director and Vice President    March 28, 2002
---------------------------------
William T. Ratliff, Jr.*

/s/ Lizabeth R. Nichols               Director and Vice President    March 28, 2002
---------------------------------
Lizabeth R. Nichols

                                      Director                       March 28, 2002
---------------------------------
David W. Whitehurst*

* Lizabeth R. Nichols hereby signs this Report on March 28, 2002 on behalf of each of the indicated persons for whom she is attorney-in-fact pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

/s/ Lizabeth R. Nichols
-----------------------------------------
Lizabeth R. Nichols
Attorney-In-Fact

                                INDEX TO EXHIBITS

Exhibit No.  Description of Exhibit
-----------  -----------------------

     *1.1    Form of Underwriting Agreement
     *3.1    Certificate of Incorporation of New South Bancshares, Inc.
     *3.2    By-Laws of New South Banchares, Inc.
     *4.1    Certificate of Trust of New South Capital Trust I
     *4.2    Initial Trust Agreement of New South Capital Trust I
    **4.3    Form of Junior Subordinated Indenture between the Company and Bankers Trust Company, as
             Debenture Trustee
    **4.4    Form of Amended and Restated Trust Agreement of New South Capital Trust I
    **4.5    Form of Preferred Security Certificate for New South Capital Trust I (included as Exhibit A-1 of Exhibit 4.4)
    **4.6    Form of Guarantee Agreement for New South Capital Trust I
    **5.1    Opinion of Balch & Bingham LLP as to legality of the Junior Subordinated
             Debentures and the Guarantees to be issued by the Company
    **5.2    Opinion of Richards, Layton & Finger, P.A. as to legality of the Preferred Securities to be issued by New South Capital Trust I
   ***8.1    Opinion and consent of Balch & Bingham LLP regarding certain federal income tax matters
   **10.1    Asset Purchase Agreement dated July 1, 1997
   **10.2    Lease Agreement dated July 1, 1997
   **10.3    Sub Servicing Agreement dated December 31, 1986
   **10.4    Loan/Mortgage B Securities Master Participation Agreement dated March 30, 1988
   **10.5    Commercial Lease Agreement dated April 20, 1993
   **10.6    Commercial Lease Agreement dated January 1, 1998
   **10.7    Administrative Services Agreement dated January 1, 1991
   **10.8    Real Estate Purchase Agreement dated June 6, 1997
   **10.9    Loan Participation Agreement dated November 25, 1997
 ***10.10    Stock Purchase Agreement dated December 31, 1997
    10.11    Executive Incentive and Retirement Agreement
       21    List of Subsidiaries of New South Bancshares, Inc.
 ***23.23    Consent of Balch & Bingham (included in the opinion in Exhibit 8.1)
   **23.3    Consent of Richards, Layton & Finger, P.A. (included in the opinion in Exhibit 5.2)
     24.1    Power of Attorney
   **25.1    Form T-1 Statement of Eligibility of Bankers Trust Company to act as trustee under (i) the Junior
             Subordinated Indenture (ii) the Amended and Restated Trust Agreement of New South Capital
             Trust I and (iii) the Guarantee for the benefit of the holders of Preferred Securities of New South
             Capital Trust I.
       99    Confirmation of Receipt of Assurances - Arthur Andersen LLP

------------------------

* Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459
**       Filed with Amendment No. 1 to the
         Registration Statement on Form S-1, filed May 13, 1998
*** Filed with Amendment No. 2 to the Registration Statement of Form S-1, filed My 26, 1998
****     Filed with Amendment to Form 8-K, filed November 19, 1998