Form 10-K/A
period 2001-12-31
NEW SOUTH BANCSHARES INC
filed 2002-04-09
CIK 1058991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    Form 10-K(A)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                             None, except Exhibits

           FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA (Amounts in thousands, except ratios and per share data)

                                                                                           December 31
                                                          -----------------------------------------------------------------------
                                                               2001           2000            1999        1998           1997
                                                         ---------------- -------------- ------------- -------------- -----------
                                                                       (In thousands, except percentages and per share data)
Summary of Operations Data:
Interest income .........................................    $   91,507     $   98,004     $   85,356   $   83,251     $   75,491
Interest expense ........................................        62,767         66,588         53,584       52,299         47,723
                                                         ---------------- -------------- ------------- -------------- -----------
Net interest income .....................................        28,740         31,416         31,772       30,952         27,768
Provision for loan losses ...............................         5,363          5,565          3,638        3,944          2,954
                                                         ---------------- -------------- ------------- -------------- -----------
Net interest income after provision
  for loan losses........................................        23,377         25,851         28,134       27,008         24,814

Non interest income:
Loan administration income...............................        11,277         11,409         10,348        5,143          4,333
Gain on sale of loans and mortgage servicing rights......        19,212         14,599         12,058       12,435          5,661
Other income.............................................        18,908         13,532         15,563       15,992          5,320
                                                         ---------------- -------------- ------------- -------------- -----------
Total ...................................................        49,397         39,540         37,969       33,570         15,314
Non interest expense:
Salaries and benefits....................................        34,639         31,005         34,347       26,286         16,024
Other expense............................................        24,083         23,627         27,759       22,467         15,398
                                                         ---------------- -------------- ------------- -------------- -----------
Total....................................................        58,722         54,632         62,106       48,753         31,422

Income before income taxes and cumulative
  effect of a change in accounting principle.. ..........        14,052         10,759          3,997       11,825          8,706
Income taxes expense.....................................           720            644          1,406        5,088          3,990
                                                         ---------------- -------------- ------------- -------------- -----------

Income before cumulative effect of a change
   in accounting principle...............................        13,332         10,115          2,591        6,737          4,716

Cumulative effect of a change in accounting
   principle....  .......................................         1,124              -              -            -              -
                                                         ---------------- -------------- ------------- -------------- -----------

Net Income...............................................    $   12,208     $   10,115     $    2,591   $    6,737     $    4,716
                                                         ================ ============== ============= ============== ===========

Per Share Data
--------------
Earnings per share.......................................    $     9.72     $     8.05     $     2.06   $     5.05     $     3.42
Weighted average shares outstanding......................         1,256          1,256          1,255        1,333          1,377

Selected Year End Balances
--------------------------
Total assets.............................................    $1,305,321     $1,222,777     $1,021,107   $1,142,622     $  994,053
Investment securities available for sale.................       302,608        168,176        135,703      109,591        197,135
Loans, net of unearned income............................       789,238        895,186        748,277      812,877        727,854
Allowance for loan losses................................        12,613         13,513         11,114        9,107          7,333
Deposits.................................................       873,057        916,226        745,085      775,448        695,365
Federal Home Loan Bank Advances..........................       120,025        133,415        128,417      198,418        179,420
Total liabilities........................................     1,254,721      1,162,769        973,799    1,094,182        941,739
Shareholders' equity.....................................        50,600        60,008         47,308       48,440         52,314

Performance Ratios
------------------
Return on average assets.................................          1.01%          0.89%          0.24%        0.65%          0.51%
Return on average equity/(1)/............................         21.09          19.93           5.27        13.84           9.33
Interest rate spread.....................................          2.29           2.48           2.56         2.72           2.74
Net interest margin .....................................          2.55           2.89           3.04         3.22           3.21
Ratio of average interest-earning assets
  to average interest-bearing liabilities......   .......        104.69         106.72         109.40       109.14         108.46
Ratio of non interest expense to average assets..........          4.85           4.80           5.71         4.71           3.42
Efficiency ratio.........................................         75.15          76.99          89.05        75.56          72.94
Average equity to average assets/(1)/....................          4.78           4.46           4.52         4.70           5.50

Asset Quality Data
------------------
Net charge-offs to average loans,
  net of unearned income.......   .......................          0.75%          0.35%          0.18%        0.28%          0.21%
Nonperforming assets to average total assets.............          2.22           2.12           1.33         1.16           1.11
Nonperforming loans to average total loans,
  net of unearned income......   ........................          2.53           2.21           1.19         1.38           1.27
Allowance for loan losses to total loans,
  net of unearned income.........   .....................          1.60           1.51           1.49         1.12           1.01
Allowance for loan losses to total
  nonperforming assets.....   ...........................         47.02          56.12          77.08        75.92          71.75

Capital Ratios/(2)/
-------------------
Tangible capital (tier 1 to total assets)................          7.66%          8.05%          8.64%        7.00%          6.17%
Tier 1 capital (to risk weighted assets).................         10.64          10.02          11.86         9.96           9.51
Total risk-based capital (to risk weighted assets).......         11.78          11.04          12.10        10.38          10.48

/(1)/ Equity used to calculate this ratio excludes components of other comprehensive income.
/(2)/  Capital ratio data for all periods presented are for New South only.

                 Analysis of Changes in Net Interest Income


                                                                       Years Ended December 31,
                                                    -----------------------------------------------------------
                                                        2001 Compared to 2000           2000 Compared to 1999
                                                        Change Attributable to          Change Attributable to
                                                    ----------------------------    ---------------------------
                                                    Volume        Rate     Mix       Volume    Rate      Mix
                                                    --------- ----------- -------   --------  -------  --------
                                                                            (In thousands)
Earning Assets
Total loans, net of unearned
  income/(1)/...................................... $ (5,661)  $  (6,626) $  446    $  (316)  $ 7,632  $  (32)
Federal funds sold.................................      476        (159)   (146)      (482)      430    (252)
Investment securities available for sale...........    6,885        (675)   (603)     2,187       913     483
Other investments..................................     (246)       (197)      9        997       851     237
                                                    ---------  ---------- -------   --------- -------- -------
Total interest income..............................    1,454      (7,657)   (294)     2,386     9,826     436

Interest Bearing Liabilities
Other interest bearing deposits....................       42         (33)     (9)         6        (0)     (0)
Savings deposits...................................      455        (764)   (100)      (421)      103     (12)
Time deposits......................................    2,370      (2,307)   (124)     2,715     5,235     397
Federal funds purchased and securities                                                  -         -       -
    sold under agreements to repurchase ...........    2,648      (1,351)   (838)       954       761     324
Other borrowings...................................      396         (55)    (35)       137       169     183
Federal Home Loan Bank                                                                   -         -       -
     advances......................................   (2,055)     (2,539)    478         86     2,343      24
Guaranteed preferred beneficial interests
     in the Company's subordinated debt............     -           -         -          -        -        -
                                                    ---------  ---------- -------   --------- -------- -------
Total interest expense.............................    3,856      (7,049)   (628)     3,477     8,611     916
                                                    ---------  ---------- -------   --------- -------- -------
Net interest income................................ $ (2,402)  $    (608) $  334    $(1,091)  $ 1,215  $ (480)
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

                                                                                              Weighted Average   Average
                                                        Average      Maximum     Ending       Interest Rate at    Rate
                                                        Balance    Outstanding   Balance         Year-End         Paid
                                                      ----------  ------------  ----------  -------------------  --------
                                                                      (In thousands, except percentages)
As of and for the year ending December 31, 2001
  Federal funds purchased and securities sold under
   agreement to repurchase............................  $  97,419   $ 207,123     $196,749     3.11%            4.86%
  FHLB advances.......................................    130,196     288,415      120,025     4.49%            5.22%
As of and for the year ending December 31, 2000
  Federal funds purchased and securities sold under
   agreement to repurchase............................  $  60,132   $ 83,808      $ 53,213      6.66%            7.10%
  FHLB advances.......................................    160,397    193,416       133,415      6.44%            6.80%
As of and for the year ending December 31, 1999
  Federal funds purchased and securities sold under
   agreement to repurchase............................  $  42,132   $ 73,054      $ 50,923      6.09%            5.29%
FHLB advances.........................................    158,782    218,418       128,417      5.87%            5.33%

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

NEW SOUTH BANCSHARES, INC.

/s/ Robert M. Couch
------------------------------
By: Robert M. Couch
Executive Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


CAPACITY IN WHICH

        SIGNATURE                      SIGNED                       DATE

                              Chairman and President          April 8, 2002
-------------------------
William T. Ratliff, III*

/s/ Richard W. Edwards        Vice President                  April 8, 2002
-------------------------     Chief Financial Officer
Richard W. Edwards

                              Director and Vice President     April 8, 2002
-------------------------
William T. Ratliff, Jr.*

/s/ Lizabeth R. Nichols       Director and Vice President     April 8, 2002
-------------------------
Lizabeth R. Nichols

                              Director                        April 8, 2002
-------------------------
David W. Whitehurst*

* Lizabeth R. Nichols hereby signs this Report on April 8, 2002 on behalf of each of the indicated persons for whom she is attorney-in-fact purusant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Lizabeth R. Nichols
-------------------------
Lizabeth R. Nichols
Attorney-In-Fact