Form 10-Q
period 2002-03-31
NEW SOUTH BANCSHARES INC
filed 2002-05-14
CIK 1058991

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(D) of the
                         Securities Exchange Act of 1934

                      -------------------------------------

 For the Quarterly Period Ended March 31, 2002 Commission file number 333-49459


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
Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets - March 31, 2002 and
                December 31, 2001 ..........................................   2

              Consolidated Income Statements - Three months ended
                March 31, 2002 and 2001 ....................................   3

              Consolidated Statements of Cash Flow - Three months ended
                March 31, 2002 and 2001 ....................................   4

              Notes to Consolidated Financial Statements ...................   5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  10

Part II. Other Information

         Item 1. Legal Proceedings .........................................  20

         Item 5. Other Information .........................................  20

         Item 6. Exhibits and Reports on Form 8-K ..........................  20

Signatures .................................................................  21

Exhibit Index ..............................................................  22

                           NEW SOUTH BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31,      December 31,
                                                                               2002            2001
                                                                            -----------     ------------
                                                                            (Unaudited)      (Audited)
                                                                                  (In thousands)
ASSETS
Cash and due from banks ................................................    $     8,439     $     9,499
Interest-bearing deposits in other banks ...............................          5,906          16,138
Federal funds sold and securities purchased
   under agreements to resell ..........................................         22,500            --
Investment securities available for sale ...............................        292,296         302,608
Residual interest in loan securitizations ..............................          8,692           8,594
Loans available for sale ...............................................        103,982         118,267
Loans, net of unearned income ..........................................        856,899         789,238
Allowance for loan losses ..............................................        (12,737)        (12,613)
                                                                            -----------     -----------
      Net Loans ........................................................        844,162         776,625
Premises and equipment, net ............................................          7,891           7,959
Mortgage servicing rights, net .........................................         17,578          19,777
Servicing advances .....................................................         16,500          17,160
Other assets ...........................................................         29,031          28,694
                                                                            -----------     -----------
           Total Assets ................................................    $ 1,356,977     $ 1,305,321
                                                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing ..............................................    $    65,456     $    65,057
      Interest-bearing .................................................        881,795         808,000
                                                                            -----------     -----------
           Total Deposits ..............................................        947,251         873,057
Federal funds purchased and securities sold under
   agreements to repurchase ............................................        185,923         196,749
Federal Home Loan Bank advances ........................................         95,025         120,025
Notes payable ..........................................................          5,464          10,295
Guaranteed preferred beneficial interests in the Company's
   subordinated debentures .............................................         50,500          34,500
Accrued expenses, deferred revenue, and other liabilities ..............         18,746          20,095
                                                                            -----------     -----------
           Total Liabilities ...........................................      1,302,909       1,254,721

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued
   and outstanding: 1,255,537.1 at March 31, 2002 and December 31, 2001)          1,256           1,256
Surplus ................................................................         29,475          29,475
Retained earnings ......................................................         32,845          30,962
Accumulated other comprehensive loss, net ..............................         (9,508)        (11,093)
                                                                            -----------     -----------
           Total Shareholders' Equity ..................................         54,068          50,600
                                                                            -----------     -----------

           Total Liabilities and Shareholders' Equity ..................    $ 1,356,977     $ 1,305,321
                                                                            ===========     ===========

                           NEW SOUTH BANCSHARES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                           Three months ended
                                                                                March 31,
                                                                          --------------------
                                                                            2002         2001
                                                                          -------      -------
                                                                             (In thousands)
Interest Income:
    Interest on securities available for sale ......................      $ 5,078      $ 4,425
    Interest on loans ..............................................       18,020       21,025
    Interest on other short-term investments .......................           45          226
                                                                          -------      -------
         Total Interest Income .....................................       23,143       25,676

Interest Expense:
    Interest on deposits ...........................................       10,192       13,532
    Interest on federal funds purchased and securities sold
      under agreements to repurchase ...............................        2,157          463
    Interest on Federal Home Loan Bank advances ....................        1,288        2,712
    Interest on notes payable ......................................          192          248
    Interest expense on guaranteed preferred beneficial interests in
      the Company's subordinated debentures ........................          748          733
                                                                          -------      -------
         Total Interest Expense ....................................       14,577       17,688

Net Interest Income ................................................        8,566        7,988

    Provision for Loan Losses ......................................        1,611        1,803
                                                                          -------      -------
Net Interest Income After Provision for Loan Losses ................        6,955        6,185

Noninterest Income:
    Loan administration income .....................................        2,415        2,540
    Origination fees ...............................................        2,754        2,456
    Gain on sale of investment securities available for sale
                                                                              707          -
    Gain on sale of loans and mortgage servicing rights ............        4,118        5,881
    Other income ...................................................        1,122        1,023
                                                                          -------      -------
         Total Noninterest Income ..................................       11,116       11,900

Noninterest Expense:
    Salaries and benefits ..........................................        9,276        8,358
    Net occupancy and equipment expense
                                                                              970        1,119
    Other expense ..................................................        4,786        4,207
                                                                          -------      -------
         Total Noninterest Expense .................................       15,032       13,684
                                                                          -------      -------

Income Before Provision for Income Taxes and Cumulative
  Effect of a Change in Accounting Principle .......................        3,039        4,401
    Provision for Income Taxes .....................................          152          221
                                                                          -------      -------

Income Before Cumulative Effect of a Change in Accounting
  Principle ........................................................        2,887        4,180

Cumulative Effect of a Change in Accounting for Derivative
  Instruments and Hedging Activities, Net of Tax Benefit of $72 ....          -          1,124
                                                                          -------      -------
         Net Income ................................................      $ 2,887      $ 3,056
                                                                          =======      =======
Weighted average shares outstanding ................................        1,256        1,256

Earnings per share
  Before Cumulative Effect of a Change in Accounting for Derivative
    Instruments and Hedging Activities .............................      $  2.30      $  3.32
                                                                          =======      =======
  Cumulative Effect of a Change in Accounting for Derivative
    Instruments and Hedging Activities .............................      $   -        $  0.89
                                                                          =======      =======
  Net Income .......................................................      $  2.30      $  2.43
                                                                          =======      =======

          See accompanying notes to consolidated financial statements

                           NEW SOUTH BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                            -----------------------
                                                                               2002          2001
                                                                            ---------     ---------
                                                                                  (In thousands)
Operating Activities:
 Net income ............................................................    $   2,887     $   3,056
 Adjustments to reconcile net income to net cash used in operating activities:
   Accretion of discounts and fees .....................................         (245)         (509)
   Provision for loan losses ...........................................        1,611         1,803
   Depreciation and amortization .......................................          383           491
   Amortization of mortgage servicing rights ...........................        1,087           898
   Origination of  loans available for sale ............................     (179,504)     (516,540)
   Proceeds from the sale of loans available for sale and servicing
    rights .............................................................      197,704       505,863
   Gain on sale of investment securities available for sale ............         (707)          -
   Gain on sale of loans available for sale and mortgage servicing
    rights .............................................................       (4,118)       (5,881)
   Gain on sale of premises and equipment ..............................           (2)          -
   (Increase) decrease in other  assets ................................        1,556        (8,269)
   Decrease in accrued expenses, deferred revenue, and other liabilities       (1,434)       (5,557)
                                                                            ---------     ---------
        Net Cash Provided by (Used in) Operating Activities ............       19,218       (24,645)

Investing Activities:
   Net (increase) decrease in interest-bearing deposits in
    other banks ........................................................       10,232       (64,422)
   Net increase in federal funds sold and securities purchased
    under agreements to resell .........................................      (22,500)       (7,500)
   Proceeds from  sales of investment securities available for sale ....       35,847           -
   Proceeds from maturities and calls of investment securities
    available for sale .................................................       15,039         2,945
   Purchases of investment securities available for sale ...............      (40,644)      (18,212)
   Net (increase) decrease in loan portfolio ...........................      (71,011)      196,162
   Purchases of premises and equipment .................................         (335)         (299)
   Proceeds from sale of premises and equipment ........................           22             9
   Net (investment in) proceeds from sale of real estate owned .........         (121)         (100)
                                                                            ---------     ---------
        Net Cash Provided by (Used in) Investing Activities ............      (73,471)      108,583

Financing Activities:
   Net increase in noninterest-bearing deposits ........................          399         4,198
   Net increase (decrease) in interest-bearing deposits ................       78,455        (6,071)
   Net decrease in federal funds purchased and securities
    sold under agreements to repurchase ................................      (10,826)      (53,213)
   Net decrease of Federal Home Loan Bank Advances .....................      (25,000)      (35,000)
   Net increase (decrease) in notes payable ............................       (4,831)          835
   Proceeds from the issuance of guaranteed preferred beneficial
    interests in the Company's subordinated debentures .................       16,000           -
 Dividends paid ........................................................       (1,004)          -
                                                                            ---------     ---------
        Net Cash Provided by (Used in) Financing Activities ............       53,193       (89,251)
                                                                            ---------     ---------
 Net decrease in cash and cash equivalents .............................       (1,060)       (5,313)
 Cash and cash equivalents at beginning of year ........................        9,499        14,286
                                                                            ---------     ---------
 Cash and cash equivalents at end of year ..............................    $   8,439     $   8,973
                                                                            =========     =========

                           NEW SOUTH BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                        Three Months Ended March 31, 2002

1. General

         The consolidated financial statements have been prepared using generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income and were not material to the financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

         New South Bancshares, Inc. ("Bancshares" or the "Company") is a unitary thrift holding company formed in 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank ("New South" or the "Bank"), Collateral Agency of Texas, Inc., and New South Management Services, LLC. New South has three subsidiaries, Avondale Funding.com, inc. ("Avondale"), New South Agency, Inc., and New South Real Estate, LLC and significant interest in six ventures (the "New South Joint Ventures"). The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Four of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities. Two New South Joint Ventures are accounted for under the equity method. All significant intercompany accounts or transactions have been eliminated upon consolidation.

2. Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). In September 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS No. 133. SFAS No. 133, as amended, replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. See the Interest Sensitivity section for a more detailed discussion of the Company's utilization of derivative instruments and hedging activities.

         The Company adopted SFAS No. 133 effective January 1, 2001 and recognized a cumulative-effect transition adjustment of approximately $1.1 million to decrease net income for the effect of the change in the accounting principle relating to derivatives that did not receive hedge accounting treatment. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce accumulated other comprehensive income ("OCI") by $3.2 million on a pre-tax basis. The transition adjustment to OCI represented net unrealized losses on derivative instruments that qualified as cash flow hedges.

         The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No.
133. The following summarizes the impact on earnings, in thousands, from valuation adjustments relating to these derivatives for the periods indicated:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               2002     2001
                                                              ------   ------
         Losses from interest rate caps....................   $(100)   $(293)
         Gains (losses) interest rate lock contracts.......    (218)      11
         Losses from mandatory forward delivery contracts..    (225)    (148)
                                                              -----    -----
                                                              $(543)   $(430)
                                                              =====    =====

         During 2001, certain forward contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights. OCI was decreased by $.05 million and increased by $.1 million in 2002 and 2001, respectively from reclassification into earnings resulting from hedge ineffectiveness. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

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

         Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder's individual income. The Company paid dividends totaling $1.0 million during the first quarter of 2002. An additional $2.7 million was paid in April 2002. Generally, such dividends are not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

4. Comprehensive Income

         Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. For New South and the Company, nonowner transactions consist of changes in unrealized gains and losses on securities available for sale and changes relating to cash flow hedges under SFAS No. 133. The following table represents, in thousands, comprehensive income for the periods indicated.


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2002      2001
                                                            -------     -------
Net income .............................................    $ 2,887     $ 3,056

Other comprehensive income (loss), net of tax:
  Cumulative effect of a change in accounting for
   derivative instruments and hedging activities .......        -        (3,222)
  Net gains (losses) on current period cash flow hedges
                                                              4,477      (2,699)
  Reclassification adjustment for amount included
   in net income .......................................        (52)       (274)
  Unrealized gain (loss) on investment securities
   available for sale ..................................     (2,840)      1,350
                                                            -------     -------
        Other comprehensive income (loss) ..............      1,585      (4,845)
Comprehensive income (loss) ............................    $ 4,472     $(1,789)
                                                            =======     =======

5. Segment Reporting

         Reportable segments consist of Residential Mortgage Banking, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

         Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company's network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured by primarily multi-family housing. Automobile Lending consists of the origination and servicing of loans secured by automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company's overall portfolio of marketable assets as well as the Bank's funding needs. Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless they are actually sold in the secondary market with the results of such sales being attributed to each unit. The owning unit pays a market-based funds-use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three months ended March 31, 2002 and 2001, in thousands, are included in the following tables.

                                                            For the three months ended March 31, 2002
                                          -----------------------------------------------------------------------------
                                          Residential   Commercial
                                           Mortgage     Real Estate   Automobile    Portfolio
                                            Banking       Lending      Lending     Management    Other     Consolidated
                                          -----------   -----------   ----------   ----------   -------    ------------
Interest income .......................   $ 10,862       $  3,136      $  3,808     $  4,886    $   451    $   23,143
Interest expense ......................        -              134           -         13,638        805        14,577
Intra-company funds (used)/provided ...     (6,231)        (1,279)       (1,171)       8,378        303           -
Provision for loan losses .............        231            -           1,120          -          260         1,611
Noninterest income ....................      8,599            155           542        1,649        171        11,116
Noninterest expense ...................      9,812             57         1,439          858      2,866        15,032
                                          --------       --------      --------     --------    -------    ----------
Net income (loss) before income taxes .      3,187          1,821           620          417     (3,006)        3,039
Provision for (benefit of) income taxes        161             93            31           22       (155)          152
                                          --------       --------      --------     --------    -------    ----------
     Net income (loss) ................   $  3,026       $  1,728      $    589     $    395    $(2,851)   $    2,887
                                          ========       ========      ========     ========    =======    ==========

Depreciation and amortization, net ....   $    121       $    -        $     22     $      9    $   231    $      383
Total assets ..........................    685,070        165,385       138,555      334,732     33,235     1,356,977
Capital expenditures ..................        110            -             103           32         90           335

                                                                For the three months ended March 31, 2001
                                             ----------------------------------------------------------------------------------
                                             Residential  Commercial
                                              Mortgage    Real Estate    Automobile    Portfolio
                                              Banking       Lending      Lending       Management      Other       Consolidated
                                             ----------------------------------------------------------------------------------
Interest income .......................     $ 13,300       $  3,350      $  3,472      $  5,009      $    545      $   25,676
Interest expense ......................            2            112           -          16,705           869          17,688
Intra-company funds (used)/provided ...       (7,832)        (2,031)       (1,379)       11,303           (61)            -
Provision for loan losses .............          153            -           1,075           -             575           1,803
Noninterest income ....................       11,103            102           550          (694)          839          11,900
Noninterest expense ...................        8,358             81         1,174         1,192         2,879          13,684
                                            --------       --------      --------      --------      --------      ----------
Net income (loss) before income taxes .        8,058          1,228           394        (2,279)       (3,000)          4,401
Provision for (benefit of) income taxes          405             61            20          (115)         (150)            221
                                            --------       --------      --------      --------      --------      ----------
Net income before cumulative effect
  of a change in accounting principle .        7,653          1,167           374        (2,164)       (2,850)          4,180
Cumulative effect of change in
  accounting principle ................          -              -             -           1,124           -             1,124
                                            --------       --------      --------      --------      --------      ----------
 Net income (loss) ....................        7,653          1,167           374        (3,288)       (2,850)          3,056
                                            ========       ========      ========      ========      ========      ==========

Depreciation and amortization, net ....          214            -              30            10           237             491
Total assets ..........................      552,326        160,666       119,537       185,639       114,312       1,132,480
Capital expenditures ..................          184            -               3             1           111             299


6. Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). These statements revise the standards of accounting for business combinations and related goodwill and other intangible assets. SFAS No. 141 was generally effective for business combinations after July 1, 2001 and SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with certain provisions effective earlier. The adoption of SFAS No. 142 on January 1, 2002 did not have a significant impact on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections ("SFAS No. 145"). This statement rescinded SFAS No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was amended to address the accounting for certain lease modifications. Early adoption of SFAS No. 145 on January 1, 2002 did not have a significant impact on the financial statements.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Basis of Presentation

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The Company's accounting policies are integral to the financial results discussed herein. The significant accounting policies of the Company are contained in Footnote 1 to the Consolidated Financial Statements filed in the Company's Form 10K for the year ended December 31, 2001. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables and financial statements included in this report should be considered an integral part of this analysis.

         The purpose of this discussion is to provide an analysis of significant changes in the Company's assets, liabilities, and capital at March 31, 2002 as compared to December 31, 2001, in addition to including an analysis of income for the three months ended March 31, 2002 ("First Quarter 2002") as compared to the three months ended March 31, 2001 ("First Quarter 2001").

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

Net Income and Key Performance Ratios

         New South reported net income of $2.9 million for First Quarter 2002, a 5.5% decrease from net income of $3.1 million for First Quarter 2001. On a per share basis, net earnings were $2.30 and $2.43, respectively, for the same periods. First Quarter 2001 results of operations included a transition adjustment relating to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities of $1.1 million, or $.89 per share and the securitization gain discussed below. During First Quarter 2002 the annualized return on average assets was 0.89% and the annualized return on average equity was 18.86% compared to 0.98% and 20.67%, respectively, for First Quarter 2001.

         In March 2001, the Company completed the securitization of approximately $229 million of primarily residential nonconforming mortgage loans (the "Securitization"), recording a gain of $3.4 million. The nature and timing of the Securitization had a significant impact on the First Quarter 2001 results of operations as well as First Quarter 2001 averages. The residual interest in the amount of $6.9 million associated with the Securitization was sold to an affiliated company at fair value.

Net Interest Income, Earning Assets and Interest-bearing Liabilities

         Net interest income for First Quarter 2002 was $8.6 million, a $.6 million, or 6.8%, increase from $8.0 million for First Quarter 2001. This increase was attributable to an increase in average earning assets of $53.2 million, to $1,210.9 million during First Quarter 2002, compared with $1,157.7 million during First Quarter 2001. The impact of the increase in average earning assets was offset with comparable increases in the level of average interest-bearing liabilities of $48.6 million to $1,177.8 million during First Quarter 2002, compared with $1,129.2 million during First Quarter 2001. Net interest income was also affected by a decline in the cost of interest-bearing liabilities of 133 basis points and a smaller decrease in the yield on interest earning assets of 124 basis points. Overall, this movement in volumes and rates resulted in an increase in the net interest rate margin of 7 basis points during the First Quarter 2002 compared with the same period in 2001. Net interest income increased despite the impact of the Company's interest rate swap contracts ("Swaps"), which decreased net interest income by $3.4 million during First Quarter 2002, compared with a decrease of $.2 million during First Quarter 2001. See the Interest Sensitivity section for a more detailed discussion of the Swaps.

         The significant change in the impact of the Swaps on the margin is due to the significant decline in short-term interest rates over the last 15 months. The Federal Reserve Bank has lowered short-term interest rates 11 times since January 1, 2001, resulting in a 475 basis point decrease in the federal funds rate. These decreases have resulted in declining yields or costs on all classes of interest-bearing assets and liabilities. Due to a steepening of the yield curve, the short-term interest-bearing assets and liabilities were impacted the most significantly as can be seen in the yield on federal funds sold and the cost of other interest-bearing deposits.

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

                  Average Balances, Income, Expense, and Rates

                                                                        Three Months Ended March 31,
                                               ------------------------------------------------------------------------------
                                                               2002                                       2001
                                               -------------------------------------    -------------------------------------
                                                 Average       Income/        Yield/      Average          Income/     Yield/
                                                 Balance       Expense         Rate       Balance          Expense      Rate
                                               -----------     --------       ------     ----------        -------     ------
                                                                    (In thousands, except percentages)
Assets
 Loans, net of unearned income(1) .........    $   868,325      $18,020         8.42%   $   888,076       $ 21,025       9.60%
 Federal funds sold .......................         14,575           45         1.25         17,590            226       5.21
 Investment securities available
  for sale ................................        256,849        3,924         6.20        179,086          3,073       6.96
 Other investments ........................         71,164        1,154         6.58         72,909          1,352       7.52
                                               -----------      -------                                   --------
  Total earning assets ....................      1,210,913       23,143         7.75      1,157,661         25,676       8.99
 Allowance for loan losses ................        (12,292)                                 (13,133)
 Other assets .............................        113,073                                  117,216
                                               -----------                              -----------
  Total Assets ............................    $ 1,311,694                              $ 1,261,744
                                               ===========                              ===========

Liabilities and Shareholders' Equity
 Other interest bearing deposits ..........    $     6,591           39         2.40    $     3,865             64       6.72
 Savings deposits .........................         95,503          523         2.22         69,319            800       4.68
Time deposits .............................        746,322        9,630         5.23        785,702         12,668       6.54
 Federal funds purchased and securities
   sold under agreements to repurchase ....        172,370        2,156         5.07         29,598            459       6.29
 Other borrowings .........................          8,835          193         8.86         11,644            252       8.78
 Federal Home Loan Bank advances ..........        112,581        1,288         4.64        194,526          2,712       5.65
 Guaranteed preferred beneficial interests
      in the Company's subordinated debt ..         35,567          748         8.53         34,500            733       8.55
                                               -----------      -------                 -----------       --------
  Total interest bearing liabilities ......      1,177,769       14,577         5.02      1,129,154         17,688       6.35

 Noninterest bearing deposits .............         58,061                                   59,034
 Accrued expenses and other liabilities ...         17,140                                   14,442
 Shareholders' equity .....................         58,724                                   59,114
                                               -----------                              -----------
 Total Liabilities and Shareholders' Equity    $ 1,311,694                              $ 1,261,744
                                               ===========                              ===========
                                                                                ----                                     ----
 Net interest rate spread .................                                     2.73%                                    2.64%
                                                                                ====                                     ====
                                                                -------                                   --------
 Net interest income ......................                     $ 8,566                                   $  7,988
                                                                =======                                   ========
 Net interest rate margin .................                                     2.87%                                    2.80%
                                                                                ====                                     ====

(1) Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

         Loans averaged $868.3 million during First Quarter 2002, compared with $888.1 million during First Quarter 2001, a decrease of 2.22%, reflecting lower residential mortgage loan origination volume.

         Investment securities available for sale ("Investments AFS") increased 43.4% when comparing the First Quarter 2002 average of $256.8 million to the First Quarter 2001 average of $179.1 million. The increase in Investments AFS is primarily the result of the Company's implementation of a strategy to more fully leverage its core capital. The Company purchased a portfolio of Ginnie Mae ("GNMA") securities beginning in the second quarter of 2001, which averaged $191.6 million during First Quarter 2002. During the same period, the GNMA securities were primarily funded with $155.1 million in securities sold under agreements to repurchase ("Security Repo Agreements") specifically identified with the GNMA strategy.

         Excluding the average balance change in Investments AFS and related funding, interest-bearing liabilities decreased $106.6 million, or 9.4%, to $1,022.6 million in First Quarter 2002 from $1,129.2 million during First Quarter 2001. Federal Home Loan Bank ("FHLB") advances averaged $112.6 million and $194.5 million during First Quarter 2002 and First Quarter 2001, respectively, a decrease of $81.9 million or 42.1%. Although total interest-bearing deposits changed little from $858.9 million during First Quarter 2001 to $848.4 million during the same period in 2002, there was a shift to more liquid savings deposits from typically longer maturity time deposits.

Noninterest Income and Noninterest Expenses

         Noninterest income totaled $11.1 million during First Quarter 2002 compared to $11.9 million for the same period in the prior year, a decrease of $.7 million, or 6.6%. Noninterest expenses totaled $15.0 million during First Quarter 2002, a $1.3 million, or 9.9%, increase compared to $13.7 million for the same period in 2001.

         Origination fees were $2.8 million and $2.5 million for First Quarter 2002 and First Quarter 2001, respectively, an increase of $.3 million, or 12.1%, despite a 10.7% decline in the origination of residential mortgage loans, due to increases in origination fees relating to construction lending, automobile floorplan lending, and application fees charged in certain residential mortgage lending markets. Gain on sale of Investments AFS, represents the sale of specific securities during First Quarter 2002. The Company sold higher coupon GNMA securities and bought lower coupon GNMA securities to reduce the Company's prepayment risk on the GNMA securities purchased at prices above par value. Gain on the sales of loans and mortgage servicing rights during First Quarter 2002 totaled $4.1 million compared with $5.9 million during First Quarter 2001, which included $3.4 million related to the Securitization, a decrease of $1.8 million, or 30.0%. Excluding the gain from the Securitization, gains increased by $1.6 million as a result of the final quarterly sale of servicing rights to a large mortgage company under a contract which expired during February 2002.

         Salaries and benefits were $9.3 million for First Quarter 2002, a $.9 million, or 11.0%, increase compared to $8.4 million for the same period in the prior year. The change in salaries and benefits was attributable to increased staffing, bonus accruals, increased 401K Company matching contributions resulting from plan modifications, increased health care costs, and utilization of temporary employees. Other noninterest expenses totaled $4.8 million in First Quarter 2002 and $4.2 million in First Quarter 2001, an increase of $.6 million, or 13.8%, resulting primarily from losses and expenses associated with foreclosed properties and repossessed assets which have been significantly impacted by the recent economic slowdown.

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

         The Company uses interest rate contracts, primarily Swaps and interest rate caps ("Caps"), to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its Swaps, Caps, and forward contracts through a review of creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

         At March 31, 2002, New South had Swaps with notional amounts totaling $415 million. $380 million of the Swaps were receive variable/pay fixed swap contracts designed to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At March 31, 2002 $140 million and $240 million of these Swaps were designated as cash flow hedges under SFAS No. 133 of Security Repo Agreements and certain time deposits, respectively. Additionally, the Company has entered into $35 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company's overall funding, down $10 million from December 31, 2001 resulting from termination of a Swap by the counterparty. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit.

         New South also had $245 million in Caps outstanding at March 31, 2002. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio. The Caps generally serve to mitigate the Company's risk against increases in the costs of liabilities. The weighted average LIBOR based strike rate for the Caps is 7.56%, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. At March 31, 2002, 90 day LIBOR was 2.03%. Under SFAS No. 133, the Caps do not qualify for hedge accounting. Accordingly, changes in the market value of the Caps are recorded through the income statement versus OCI. During First Quarter 2002 and First Quarter 2001, the Company's other income was reduced by $.1 million and $.3 million, respectively, for declines in the market value of the Caps.

         During First Quarter 2002, the Company did not enter into any additional Swaps or purchase additional Caps.

Asset Quality

         The following table summarizes nonperforming assets as of the dates indicated.

                                                          March 31,  December 31,
                                                            2002         2001
                                                         ----------  ------------
                                                              (In thousands,
                                                            except percentages)
Nonaccrual loans .....................................     $15,006      $15,291
Restructured loans ...................................       2,725        5,786
                                                           -------      -------

     Total nonperforming loans .......................      17,731       21,077
Foreclosed properties and repossessed assets .........       5,869        5,748
                                                           -------      -------
     Total nonperforming assets ......................     $23,600      $26,825
                                                           =======      =======

Allowance for loan losses to period-end
  nonperforming loans ................................       71.83%       59.84%
Allowance for loan losses to period-end
  nonperforming assets ...............................       53.97%       47.02%
Nonperforming assets to period-end loans and
  foreclosed properties and repossessed assets .......        2.74%        3.37%
Nonperforming loans to period-end loans ..............        2.07%        2.67%

         Nonperforming assets totaled $23.6 million at March 31, 2002, a decrease of $3.2 million, or 12.0%, from $26.8 million at December 31, 2001 as a result of a decrease in the number and volume of restructured loans. These previously classified restructured loans were removed from the nonperforming disclosure due to the financial performance of the borrower and improvements in the collateral value of the assets securing the loans. The decline in the level of nonperforming loans improved all the ratios below which utilize nonperforming loans in the calculation.

         As of March 31, 2002, a servicing termination trigger was exceeded in one of the securitizations for which the Company has retained the servicing. At March 31, 2002, the Company's servicing asset was $.9 million for this securitization. The Company has advised the bond insurance company of the matter and the bond insurance company has not expressed intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

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

         The Company's allowance for loan losses is based upon management's judgment and assumptions regarding risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management's identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and automobile installment loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the OTS.

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

         The following table analyzes activity in the allowance for loan losses for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                          2002           2001
                                                         --------      --------
Loans, net of unearned income ....................      $856,899       $697,297
                                                        ========       ========

Average loans, net of unearned income ............      $868,325       $888,076
                                                        ========       ========

Balance of allowance for loan losses
  at beginning of period .........................      $ 12,613       $ 13,513

Loans charged off:
  Residential mortgage ...........................           338            890
  Installment ....................................         1,797          1,564
  Commercial real estate .........................           -              -
                                                        --------       --------
    Total charge-offs ............................         2,135          2,454
                                                        --------       --------

Recoveries of loans previously charged off:
  Residential mortgage ...........................           175             99
  Installment ....................................           473            545
  Commercial real estate .........................           -              -
                                                        --------       --------
    Total recoveries .............................           648            644
                                                        --------       --------

Net charge-offs ..................................         1,487          1,810
Provision for loan losses ........................         1,611          1,803
                                                        --------       --------

Balance of allowance for loan losses
  at end of period ...............................      $ 12,737       $ 13,506
                                                        ========       ========

Allowance for loan losses to period-end loans ....          1.49%          1.94%

Net charge-offs to average loans, net of
  unearned income, annualized ....................          0.69%          0.83%

         The provision for loan losses was $1.6 million for First Quarter 2002 compared with $1.8 million for the First Quarter 2001, a decrease of $.2 million. The decrease in the provision for loan losses reflects the lower level of nonperforming loans and lower net charge-offs. At March 31, 2002 and December 31, 2001, the allowance for loan losses was $12.7 million and $12.6 million, respectively. As a percentage of loans, net of unearned income, the allowance for loan losses decreased to 1.49% at March 31, 2002 from 1.60% at December 31, 2001. The decrease resulted from increases in the balance of the Company's loans.

         Net charge-offs of residential mortgage loans were $.2 million during First Quarter 2002 and $.8 million during First Quarter 2001, with the First Quarter 2001 being impacted by higher losses of Avondale's portfolio. Net charge-offs of installment loans were $1.3 million during First Quarter 2002 and $1.0 million during First Quarter 2001 resulting from sensitivity of this market to depressed economic conditions beginning during the second half of 2001.

Capital

         At March 31, 2002 shareholders' equity of the Company totaled $54.1 million, or 4.0% of total assets, compared to $50.6 million, or 3.9% of total assets at December 31, 2001. The increase is attributable to the net income of $2.9 million earned during First Quarter 2002 and a $1.6 million decrease in accumulated other comprehensive loss, offset by dividends paid of $1.0 million.

         The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from zero to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common shareholder's equity, excluding accumulated other comprehensive loss, plus minority interest in consolidated subsidiaries, and minus certain intangible assets. The Bank's Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios of New South for the indicated periods.

                                                    As of          As of
                                                   March 31,    December 31,
                                                    2002           2001
                                                 -----------    ------------
                                                    (In thousands, except
                                                      for percentages)
Shareholder's equity ............................ $  89,831       $  87,808
Minority interest in consolidated subsidiaries ..       289             276
Accumulated other comprehensive loss ............     9,508          11,093
Servicing rights capital haircut ................      (748)            -
                                                  ---------       ---------
    Tier 1 capital ..............................    98,880          99,177

  Allowance for loan losses .....................    10,421           9,910
                                                  ---------       ---------
    Tier 2 capital ..............................    10,421           9,910

Certain  high loan-to-value loans ...............       228             213
Low level recourse deduction ....................     2,892           8,594
                                                  ---------       ---------
    Total deductions ............................     3,120           8,807

                                                  ---------       ---------
    Total risk-based capital .................... $ 106,181       $ 100,280
                                                  =========       =========

Risk-weighted assets (including off-balance
  sheet exposure) ............................... $ 914,748       $ 851,056
Tier 1 leverage ratio ...........................      7.33%           7.66%
Tier 1 risk-based capital ratio (1) .............     10.49           10.64
Total risk-based capital ratio ..................     11.61           11.78

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

         The Company completed the issuance of $16 million of Trust Preferred Securities ("TPS") through a private placement with an investment bank which closed on March 26, 2002. Part of the proceeds from the sale of TPS were used to repay the Company's working capital loans and purchase a residual interest in a loan securitization owned by the Bank totaling $5.7 million, its fair value and other corporate purposes. The TPS will bear an interest rate of 90-day LIBOR plus 360 basis points and will not exceed 11% for the initial five years they are outstanding. The initial interest rate is 5.59%. The TPS are callable at the Company's option, at par, beginning March 26, 2007 and mature March 26, 2032.

Liquidity

         The Company operated with sufficient liquidity during First Quarter 2002 and expects liquidity levels to remain sufficient throughout 2002. In particular, at March 31, 2002, the Company had $127.0 million in unused FHLB borrowing capacity. In addition, the Company has available other borrowing sources such as federal funds lines and securities which could be pledged as collateral for Security Repo Agreements.

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

         ITEM 6(B)--REPORTS on Form 8-K

         No report on Form 8-K was filed by the Company during the period January 1, 2002 to March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002                          By: /s/ Robert M. Couch
                                          --------------------
                                      Robert M. Couch
                                      Executive Vice President

May 14, 2002                          By: /s/ Richard W. Edwards
                                          ----------------------
                                      Richard W. Edwards
                                      Vice President and Chief Financial Officer

EXHIBIT INDEX

         The following is a list of exhibits including items incorporated by reference:

           *3.1    Certificate of Incorporation of New South Bancshares, Inc.
           *3.2    By-Laws of New South Bancshares, Inc.
           *4.1    Certificate of Trust of New South Capital Trust I
           *4.2    Initial Trust Agreement of New South Capital Trust I
          **4.3    Form of Junior Subordinated Indenture between the Company and
                   Bankers Trust Company, as Debenture Trustee
           10.     Material Contracts (10.1 to 10.11 filed as part of Form 10-K for year ended December 31, 2001

           10.12 Indenture, dated as of March 26, 2002, of New South Bancshares, Inc. Floating Rate Junior Subordinated Deferrable Interest Debentures

           10.13 Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, New South Bancshares, Inc., as Sponsor, and Lizabeth R. Nichols, Richard W. Edwards and Robert M. Couch, as Administrators, dated March 26, 2002 of New South Statutory Trust II

           10.14   Guarantee Agreement by and between New South
                   Bancshares, Inc., and State Street Bank and Trust Company of Connecticut, National Association dated as of March 26, 2002

---------
* Filed with Registration Statement on Form S-1, filed April 6, 1999, registration No.333-49459
** Filed with Amendment No. 1 to the Registration
   Statement on Form S-1, filed May 13, 1999