Form 10-Q
period 2002-06-30
NEW SOUTH BANCSHARES INC
filed 2002-08-14
CIK 1058991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002 Commission file number 333-49459

New South Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1132716 (I.R.S. Employer Identification No.)

1900 Crestwood Boulevard Birmingham, Alabama (Address of Principal Executive Offices)	35210 (Zip Code)

(205) 951-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

NEW SOUTH BANCSHARES, INC.

FORM 10-Q

NEW SOUTH BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and due from banks	$23,004	$9,499
Federal funds sold and securities purchased under agreements to resell	20,000	—
Interest-bearing deposits in other banks	2,673	16,138
Investment securities available for sale	275,112	302,608
Residual interest in loan securitizations	5,920	8,594
Loans available for sale	84,538	118,267
Loans, net of unearned income	922,824	789,238
Allowance for loan losses	(13,094)	(12,613)

Net Loans	909,730	776,625
Premises and equipment, net	7,794	7,959
Mortgage servicing rights, net	16,764	19,777
Servicing advances	11,962	17,160
Other assets	25,044	28,694

Total Assets	$1,382,541	$1,305,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$67,841	$65,057
Interest-bearing	883,336	808,000

Total Deposits	951,177	873,057
Federal funds purchased and securities sold under agreements to repurchase	183,055	196,749
Federal Home Loan Bank advances	125,025	120,025
Notes payable	5,339	10,295
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	50,500	34,500
Accrued expenses, deferred revenue, and other liabilities	17,560	20,095

Total Liabilities	1,332,656	1,254,721
Shareholders’ Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at June 30, 2002 and December 31, 2001)	1,256	1,256
Surplus	29,475	29,475
Retained earnings	31,535	30,962
Accumulated other comprehensive loss	(12,381)	(11,093)

Total Shareholders’ Equity	49,885	50,600

Total Liabilities and Shareholders’ Equity	$1,382,541	$1,305,321

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONSOLIDATED INCOME STATEMENTS
(Unaudited)
	For the three months ended June 30,
	2002	2001
	(In thousands, except per share data)
Interest Income:
Interest on securities available for sale	$4,690	$3,708
Interest on loans	19,177	16,765
Interest on other short-term investments	45	265

Total Interest Income	23,912	20,738
Interest Expense:
Interest on deposits	9,761	12,222
Interest on federal funds purchased and securities sold under agreements to repurchase	2,118	473
Interest on Federal Home Loan Bank advances	1,350	1,323
Interest on notes payable	147	229
Interest expense on guaranteed preferred beneficial interests in the Company's subordinated debentures	959	733

Total Interest Expense	14,335	14,980
Net Interest Income	9,577	5,758
Provision for loan losses	1,475	1,010

Net Interest Income After Provision for Loan Losses	8,102	4,748
Noninterest Income:
Loan administration income	2,074	3,362
Origination fees	3,159	3,197
Gain on sale of investment securities available for sale	77	—
Gain on sale of loans and mortgage servicing rights	3,837	4,049
Other income	1,168	1,750

Total Noninterest Income	10,315	12,358
Noninterest Expense:
Salaries and benefits	9,303	8,639
Net occupancy and equipment expense	1,055	1,214
Other expense	4,939	4,605

Total Noninterest Expense	15,297	14,458

Income Before Income Taxes	3,120	2,648
Provision for income taxes	161	138

Net Income	$2,959	$2,510

Weighted average shares outstanding	1,256	1,256
Earnings per share	$2.36	$2.00

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	For the six months ended June 30,
	2002	2001
	(In thousands)
Interest Income:
Interest on securities available for sale	$9,768	$8,133
Interest on loans	37,197	37,790
Interest on other short-term investments	90	491

Total Interest Income	47,055	46,414
Interest Expense:
Interest on deposits	19,953	25,754
Interest on federal funds purchased and securities sold under agreements to repurchase	4,275	936
Interest on Federal Home Loan Bank advances	2,638	4,035
Interest on notes payable	339	477
Interest expense on guaranteed preferred beneficial interests in the Company’s subordinated debentures	1,707	1,466

Total Interest Expense	28,912	32,668
Net Interest Income	18,143	13,746
Provision for Loan Losses	3,086	2,813

Net Interest Income After Provision for Loan Losses	15,057	10,933
Noninterest Income:
Loan administration income	4,489	5,902
Origination fees	5,913	5,653
Gain on sale of investment securities available for sale	784	—
Gain on sale of loans and mortgage servicing rights	7,955	9,930
Other income	2,290	2,773

Total Noninterest Income	21,431	24,258
Noninterest Expense:
Salaries and benefits	18,579	16,997
Net occupancy and equipment expense	2,025	2,333
Other expense	9,725	8,812

Total Noninterest Expense	30,329	28,142

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting Principle	6,159	7,049

Provision for Income Taxes	313	359

Income Before Cumulative Effect of a Change in Accounting Principle	5,846	6,690

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities, Net of Tax Benefit of $72	—	1,124

Net Income	$5,846	$5,566

Weighted average shares outstanding	1,256	1,256
Earnings per share
Before Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities	$4.65	$5.32

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities	$—	$0.89

Net Income	$4.65	$4.43

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2002	2001
	(In thousands)
Operating Activities:
Net income	$5,846	$5,566
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts and fees	(366)	(968)
Provision for loan losses	3,086	2,813
Depreciation and amortization	765	984
Amortization and impairment of mortgage servicing rights	2,664	1,814
Origination of loans available for sale	(365,467)	(702,446)
Proceeds from the sale of loans available for sale and servicing rights	442,085	714,209
Gain on sale of investment securities available for sale	(784)	—
Gain on sale of premises and equipment	—	(18)
Gain on sale of loans available for sale and mortgage servicing rights	(7,955)	(9,930)
(Increase) decrease in other assets	6,724	(9,507)
Decrease in accrued expenses, deferred revenue, and other liabilities	(2,324)	(4,142)

Net Cash Provided by (Used in) Operating Activities	84,274	(1,625)

Investing Activities:
Net (increase) decrease in interest-bearing deposits in other banks	13,465	(36,200)
Net increase in federal funds sold and securities purchased under agreements to resell	(20,000)	(4,150)
Proceeds from sales of investment securities available for sale	41,291	—
Proceeds from maturities and calls of investment securities available for sale	28,137	15,515
Purchases of investment securities available for sale	(63,235)	(88,473)
Net (increase) decrease in loan portfolio	(145,406)	185,471
Purchases of premises and equipment	(641)	(562)
Proceeds from sale of premises and equipment	41	60
Net (investment in) proceeds from sale of real estate owned	2,473	(51)

Net Cash Provided by (Used in) Investing Activities	(143,875)	71,610

Financing Activities:
Net increase (decrease) in noninterest-bearing deposits	2,784	(4,943)
Net increase (decrease) in interest-bearing deposits	76,094	(44,309)
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(16,543)	30,010
Net decrease in notes payable	(4,956)	(1,271)
Net increase (decrease) of Federal Home Loan Bank Advances	5,000	(38,389)
Proceeds from the issuance of guaranteed preferred beneficial interests in the Company's subordinated debentures	16,000	—
Dividends paid	(5,273)	(8,600)

Net Cash Provided by (Used in) Financing Activities	73,106	(67,502)

Net increase in cash and cash equivalents	13,505	2,483
Cash and cash equivalents at beginning of period	9,499	14,286

Cash and cash equivalents at end of period	$23,004	$16,769

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2002

1.    General

The consolidated financial statements have been prepared using generally accepted accounting principles. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included, and are of a normal recurring nature. Certain amounts in the prior year financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income and were not material to the financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

New South Bancshares, Inc. (“Bancshares” or the “Company”) is a unitary thrift holding company formed in 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”), Collateral Agency of Texas, Inc., and New South Management Services, LLC. New South has three subsidiaries, Avondale Funding.com, inc. (“Avondale”), New South Agency, Inc., and New South Real Estate, LLC and significant interest in four joint ventures (the “New South Joint Ventures”). The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Two of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities. Two New South Joint Ventures are accounted for under the equity method. All significant intercompany accounts or transactions have been eliminated upon consolidation.

2.    Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). In September 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133. SFAS No. 133, as amended, replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of the Company’s utilization of derivative instruments and hedging activities.

The Company adopted SFAS No. 133 effective January 1, 2001 and recognized a cumulative-effect transition adjustment of approximately $1.1 million to decrease net income for the effect of the change in the accounting principle relating to derivatives that did not receive hedge accounting treatment. Additionally, the Company recognized a cumulative effect transition adjustment to reduce accumulated other comprehensive income (“OCI”) by $3.2 million on a pre-tax basis. The transition adjustment to OCI represented net unrealized losses on derivative instruments that qualified as cash flow hedges.

The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No. 133. The following summarizes the impact on earnings, in thousands, from valuation adjustments relating to these derivatives for the periods indicated:

	Three Months Ended June 30,
	2002	2001
Gains (losses) from interest rate caps	$(100)	$192
Gains (losses) from interest rate lock contracts	322	(122)
Losses from mandatory forward delivery contracts	(526)	(134)

	$(304)	$(64)

	Six Months Ended June 30,
	2002	2001
Losses from interest rate caps	$(200)	$(101)
Gains (losses) from interest rate lock contracts	104	(133)
Gains (losses) from mandatory forward delivery contracts	(751)	3

	$(847)	$(231)

OCI was decreased by $.1 million and increased by $.2 million during the six months ended 2002 and 2001, respectively from reclassification into earnings resulting from hedge ineffectiveness. Hedge ineffectiveness decreased OCI by $.05 million during the quarter ended June 30, 2002 and increased OCI by $.1 million during the quarter ended June 30, 2001. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

3.    S Corporation Election

The Company is an S Corporation, and as such generally is not subject to Federal corporate taxation. Certain states, however, do not recognize S Corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S Corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders are required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes.

Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder’s individual income. The Company paid dividends totaling $5.3 million during the six months ended June 30, 2002. Generally, such dividends are not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

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

	Three Months Ended June 30,
	2002	2001
Net income	$2,959	$2,510
Other comprehensive income (loss), net of tax:
Net gains (losses) on current period cash flow hedges	(6,276)	1,159
Reclassification adjustment for amount included in net income	—	75
Unrealized gain on investment securities available for sale	3,480	428
Reclassification adjustments for net gains included in net income	(77)	—

Other comprehensive income (loss)	(2,873)	1,662

Comprehensive income	$86	$4,172

	Six Months Ended June 30,
	2002	2001
Net income	$5,846	$5,566
Other comprehensive loss, net of tax:
Cumulative effect of a change in accounting for derivative instruments and hedging activities	—	(3,222)
Net losses on current period cash flow hedges	(1,799)	(1,540)
Reclassification adjustment for amount included in net income	(52)	(199)
Unrealized gain on investment securities available for sale	1,347	1,778
Reclassification adjustments for net gains included in net income	(784)	—

Other comprehensive loss	(1,288)	(3,183)

Comprehensive income	$4,558	$2,383

5.    Segment Reporting

Reportable segments consist of Residential Mortgage Banking, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company’s network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured primarily by multi-family housing. Automobile Lending consists of the origination and servicing of loans secured by automobiles, light trucks, and vans. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company’s overall portfolio of marketable assets as well as the New South’s funding needs. Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless they are actually sold in the secondary market with the results of such sales being attributed to each unit. Each unit pays a market-based funds-use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three and six months ended June 30, 2002 and 2001, in thousands, are included in the following tables.

	For the three months ended June 30, 2002
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated
Interest income	$11,429	$3,404	$4,130	$4,576	$373	$23,912
Interest expense	—	131	—	13,250	954	14,335
Intra-company funds (used) / provided	(7,119)	(1,486)	(1,273)	9,625	253	—
Provision for loan losses	455	10	1,085	—	(75)	1,475
Noninterest income	9,222	102	287	518	186	10,315
Noninterest expense	10,513	64	1,279	851	2,590	15,297

Net income (loss) before income taxes	2,564	1,815	780	618	(2,657)	3,120
Provision for (benefit of) income taxes	133	92	40	30	(134)	161

Net income (loss)	$2,431	$1,723	$740	$588	$(2,523)	$2,959

Depreciation and amortization, net	$116	$—	$25	$10	$231	$382
Total assets	673,128	180,301	159,683	319,216	50,213	1,382,541
Capital expenditures	157	—	5	71	73	306

	For the three months ended June 30, 2001
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated
Interest income	$9,577	$3,465	$3,610	$3,875	$211	$20,738
Interest expense	—	114	—	14,018	848	14,980
Intra-company funds (used) / provided	(4,746)	(1,591)	(1,204)	7,560	(19)	—
Provision for loan losses	(10)	50	200	—	770	1,010
Noninterest income	11,797	105	281	(1,386)	1,561	12,358
Noninterest expense	8,915	66	1,420	961	3,096	14,458

Net income (loss) before income taxes	7,723	1,749	1,067	(4,930)	(2,961)	2,648
Provision for (benefit of) income taxes	386	92	54	(240)	(154)	138

Net income (loss)	$7,337	$1,657	$1,013	$(4,690)	$(2,807)	$2,510

Depreciation and amortization, net	$208	$—	$31	$9	$245	$493
Total assets	558,787	151,871	125,220	229,111	93,602	1,158,591
Capital expenditures	103	—	75	1	84	263

	For the six months ended June 30, 2002
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated
Interest income	$22,291	$6,540	$7,938	$9,462	$824	$47,055
Interest expense	—	265	—	26,888	1,759	28,912
Intra-company funds (used) / provided	(13,350)	(2,765)	(2,444)	18,003	556	—
Provision for loan losses	686	10	2,205	—	185	3,086
Noninterest income	17,821	257	829	2,167	357	21,431
Noninterest expense	20,325	121	2,718	1,709	5,456	30,329

Net income (loss) before income taxes	5,751	3,636	1,400	1,035	(5,663)	6,159
Provision for (benefit of) income taxes	294	185	71	52	(289)	313

Net income (loss)	$5,457	$3,451	$1,329	$983	$(5,374)	$5,846

Depreciation and amortization, net	$237	$—	$47	$19	$462	$765
Capital expenditures	267	—	108	103	163	641

	For the six months ended June 30, 2001
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated
Interest income	$22,877	$6,815	$7,082	$8,884	$756	$46,414
Interest expense	2	226	—	30,723	1,717	32,668
Intra-company funds (used) / provided	(12,578)	(3,622)	(2,583)	18,863	(80)	—
Provision for loan losses	143	50	1,275	—	1,345	2,813
Noninterest income	21,744	207	831	(924)	2,400	24,258
Noninterest expense	17,273	147	2,594	2,153	5,975	28,142

Net income (loss) before income taxes and cumulative effect of a change in accounting principle	14,625	2,977	1,461	(6,053)	(5,961)	7,049
Provision for (benefit of) income taxes	741	153	74	(305)	(304)	359

Net income before cumulative effect of a change in accounting principle	13,884	2,824	1,387	(5,748)	(5,657)	6,690
Cumulative effect of change in accounting principle	—	—	—	1,124	—	1,124

Net income (loss)	$13,884	$2,824	$1,387	$(6,872)	$(5,657)	$5,566

Depreciation and amortization, net	$422	$—	$61	$19	$482	$984
Capital expenditures	287	—	78	2	195	562

6.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). These statements revise the standards of accounting for business combinations and related goodwill and other intangible assets. SFAS No. 141 was generally effective for business combinations after July 1, 2001 and SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with certain provisions effective earlier. The adoption of SFAS No. 142 on January 1, 2002 did not have a significant impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS No. 145”). This statement rescinded SFAS No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was amended to address the accounting for certain lease modifications. Adoption of SFAS No. 145 on January 1, 2002 did not have a significant impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of the statement on the Company’s consolidated financial position and results of operations is not expected to be material.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The Company’s accounting policies are integral to the financial results discussed herein. The significant accounting policies of the Company are contained in Footnote 1 to the Consolidated Financial Statements filed in the Company’s Form 10-K for the year ended December 31, 2001. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables and financial statements included in this report should be considered an integral part of this analysis.

The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an analysis of significant changes in the Company’s assets, liabilities, and capital at June 30, 2002 as compared to December 31, 2001, in addition to including an analysis of income for the quarter ended June 30, 2002 (“Second Quarter 2002”) and six months ended June 30, 2002 (“YTD 2002”) as compared to the quarter ended June 30, 2001 (“Second Quarter 2001”) and six months ended June 30, 2001 (“YTD 2001”).

Forward Looking Statements

This management discussion and analysis contains certain forward looking information with respect to the financial condition, results of operations, and business of the Company, including the Notes to Consolidated Financial Statements and statements contained in this discussion with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the allowance for loan losses, expected loan losses, and the impact of inflation, unknown trends, or regulatory action. The Company cautions readers that forward looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company’s market area, the success of the Company’s marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, and the performance of stock and bond markets.

Net Income and Key Performance Ratios

The Company reported net income of $3.0 million for Second Quarter 2002, a 17.9% increase from net income of $2.5 million for Second Quarter 2001. On a per share basis, net earnings were $2.36 and $2.00, respectively, for the same periods. During Second Quarter 2002 the annualized return on average assets was 0.86% and the annualized return on average equity was 18.84% compared to 0.90% and 17.71%, respectively, for Second Quarter 2001.

Net income totaled $5.8 million for YTD 2002, a 5.0% increase from net income of $5.6 million for same period in 2001. On a per share basis, net earnings were $4.65 and $4.43, respectively, for the same periods. YTD 2001 results of operations included a transition adjustment relating to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities of $1.1 million, or $.89 per share and the securitization gain discussed following. During YTD 2002 the annualized return on average assets was 0.87% and the annualized return on average equity was 18.85% compared to 0.94% and 19.22%, respectively, for YTD 2001.

During 2001, the Company completed the securitization of approximately $254 million of primarily residential nonconforming mortgage loans, $229 million in the first quarter and $25 million in the Second Quarter 2001 (the “Securitization”), recording a gain of $3.7 million. The nature and timing of the Securitization had a significant impact on the Second Quarter 2001 results of operations as well as Second Quarter 2001 averages. The residual interest in the amount of $7.9 million associated with the Securitization was sold to an affiliated company at fair value.

Net Interest Income, Earning Assets and Interest-bearing Liabilities

Net interest income for Second Quarter 2002 was $9.6 million, a $3.8 million, or 66.3%, increase from $5.8 million for Second Quarter 2001. This increase was primarily attributable to an increase in average earning assets of $274.0 million, to $1,265.7 million during Second Quarter 2002, compared with $991.7 million during Second Quarter 2001, reflecting the Securitization. Net interest income was also affected by a decline in the cost of interest-bearing liabilities of 148 basis points compared with a smaller decrease in the yield on interest earning assets of 81 basis points. The larger decline in the cost of interest-bearing liabilities compared with yield on earning assets reflects the repricing characteristics of certain time deposits and the impact of short-term interest rates as more fully discussed below. The impact of the increase in average earning assets was offset with comparable increases in the level of average interest-bearing liabilities of $256.4 million to $1,236.6 million during Second Quarter 2002, compared with $980.2 million during Second Quarter 2001. Overall, this movement in volumes and rates resulted in an increase in the net interest rate margin of 70 basis points during the Second Quarter 2002 compared with the same period in 2001. Net interest income increased despite the impact of the Company’s interest rate swap contracts (“Swaps”), which decreased net interest income by $3.1 million during Second Quarter 2002, compared with a decrease of $.8 million during Second Quarter 2001. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of Swaps.

As discussed further in MD&A, a significant portion of the Company’s securities sold under agreements to repurchase (“Security Repo Agreements”) have been converted from short term to longer term liabilities through the use of Swaps. The impact of the Swaps on Security Repo Agreement increased interest expense for Second Quarter 2002 by 227 basis points verses 39 basis points for Second Quarter 2001. Swaps increased Security Repo Agreement interest expense for YTD 2002 by 224 basis points compared with 24 basis points for YTD 2001.

Net interest income for YTD 2002 was $18.1 million, a $4.4 million or 32.0% increase from $13.7 million for YTD 2001. This increase was attributable to an increase in average earning assets of $164.3 million, to $1,238.5 million during YTD 2002, compared with $1,074.2 million during YTD 2001. The impact of the increase in average earning assets was offset with comparable increases in the level of average interest-bearing liabilities of $153.0 million to $1,207.3 million during YTD 2002, compared with $1,054.3 million during YTD 2001. The timing of the Securitization had less impact on the year to date periods than on the quarterly periods discussed above. During YTD 2002, the cost of interest-bearing liabilities declined by 142 basis points compared with a 105 basis point decrease in the yield on interest earning assets. The combined movement in volumes and rates resulted in an increase in the net interest rate margin of 37 basis points during YTD 2002 compared with YTD 2001. The Company’s Swaps decreased net interest income by $6.5 million during YTD 2002, compared with a decrease of $1.0 million during YTD 2001. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of Swaps.

The significant change in the impact of the Swaps on the margin is due to the significant decline in short-term interest rates over the last 18 months. The Federal Reserve Bank has lowered short-term interest rates 11 times since January 1, 2001, resulting in a 475 basis point decrease in the federal funds rate. These decreases have resulted in declining yields or costs on all classes of interest-bearing assets and liabilities. Due to a steepening of the yield curve, the short-term interest-bearing assets and liabilities were significantly impacted as can be seen in the yield on federal funds sold and the cost of other interest-bearing deposits.

The following tables set forth, for the periods indicated, certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income, Expense, and Rates

	For the three months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$951,517	$19,177	8.08%	$748,286	$16,765	8.99%
Federal funds sold	7,960	45	2.27	23,243	265	4.57
Investment securities available for sale	240,420	3,652	6.09	147,749	2,340	6.35
Other investments	65,845	1,038	6.32	72,420	1,368	7.58

Total earning assets	1,265,742	23,912	7.58	991,698	20,738	8.39
Allowance for loan losses	(12,553)			(13,402)
Other assets	132,130			137,112

Total Assets	$1,385,319			$1,115,408

Liabilities And Shareholders’ Equity
Other interest bearing deposits	$8,845	41	1.86	$4,860	71	5.86
Savings deposits	106,126	571	2.16	75,765	753	3.99
Time deposits	758,304	9,149	4.84	710,682	11,398	6.43
Federal funds purchased and securities sold under agreements to repurchase	181,714	2,119	4.68	43,551	477	4.39
Other borrowings	11,389	146	5.14	10,277	225	8.78
Federal Home Loan Bank advances	119,694	1,350	4.52	100,549	1,323	5.28
Guaranteed preferred beneficial interests in the Company’s subordinated debt	50,500	959	7.62	34,500	733	8.55

Total interest bearing liabilities	1,236,572	14,335	4.65	980,184	14,980	6.13
Noninterest bearing deposits	77,736			66,831
Accrued expenses and other liabilities	16,174			16,217
Shareholders’ equity	54,837			52,176

Total Liabilities and Shareholders’ Equity	$1,385,319			$1,115,408

Net interest rate spread			2.93%			2.26%

Net interest income		$9,577			$5,758

Net interest rate margin			3.03%			2.33%

(1)	Loans classified as nonaccrual are included in the volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

Average Balances, Income, Expense, and Rates

	For the six months ended June 30,
	2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$910,151	$37,197	8.24%	$817,795	$37,790	9.32%
Federal funds sold	11,249	90	1.61	20,432	491	4.85
Investment securities available for sale	248,589	7,576	6.15	163,331	5,413	6.68
Other investments	68,490	2,192	6.45	72,663	2,720	7.55

Total earning assets	1,238,479	47,055	7.66	1,074,221	46,414	8.71
Allowance for loan losses	(12,423)			(13,268)
Other assets	122,654			127,219

Total Assets	$1,348,710			$1,188,172

Liabilities and Shareholders’ Equity
Other interest bearing deposits	$7,724	80	2.09	$4,365	135	6.24
Savings deposits	100,844	1,094	2.19	72,560	1,553	4.32
Time deposits	752,346	18,779	5.03	747,985	24,066	6.49
Federal funds purchased and securities sold under agreements to repurchase	177,066	4,275	4.87	36,613	936	5.16
Other borrowings	10,119	339	6.76	10,957	477	8.78
Federal Home Loan Bank advances	116,157	2,638	4.58	147,278	4,035	5.52
Guaranteed preferred beneficial interests in the Company’s subordinated debt	43,077	1,707	7.99	34,500	1,466	8.55

Total interest bearing liabilities	1,207,333	28,912	4.83	1,054,258	32,668	6.25
Noninterest bearing deposits	67,953			62,954
Accrued expenses and other liabilities	16,654			15,334
Shareholders’ equity	56,770			55,626

Total Liabilities and Shareholders’ Equity	$1,348,710			$1,188,172

Net interest rate spread			2.83%			2.46%

Net interest income		$18,143			$13,746

Net interest rate margin			2.95%			2.58%

(1)	Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

The Securitization had a significant impact on loan levels during 2001. Loans averaged $951.5 million during Second Quarter 2002, compared with $748.3 million during Second Quarter 2001, an increase of 27.2% and $910.2 million during YTD 2002, compared with $817.8 million during YTD 2001, an increase of 11.3%.

Investment securities available for sale (“Investments AFS”) increased 62.7% when comparing the Second Quarter 2002 average of $240.4 million to the Second Quarter 2001 average of $147.7 million. Investments AFS averaged $248.6 million during YTD 2002 compared with $163.3 million during YTD 2001, an increase of 52.2%. The increase in Investments AFS reflects the Company’s strategy to more fully leverage its core capital. The Company purchased a portfolio of Ginnie Mae (“GNMA”) securities beginning in the second quarter of 2001 and has increased this portfolio from inception of the strategy. The GNMA securities averaged $195.4 million during Second Quarter 2002 and $46.3 million during Second Quarter 2001. The GNMA securities averaged $194.4 million during YTD 2002 and $15.6 million during YTD 2001. The GNMA securities were primarily funded with certain Security Repo Agreements, which averaged $170.9 million during Second Quarter 2002 compared with $45.4 million during Second Quarter 2001. The Security Repo Agreements averaged $163.1 million during YTD 2002 and $15.3 million during YTD 2001.

Excluding the average balance change in Investments AFS and related funding, interest-bearing liabilities increased $130.9 million, or 14.0%, to $1,065.7 million in Second Quarter 2002 from $934.8 million during Second Quarter 2001. Federal Home Loan Bank (“FHLB”) advances averaged $119.7 million and $100.5 million during Second Quarter 2002 and Second Quarter 2001, respectively, an increase of $19.2 million or 19.0%. FHLB advances averaged $116.2 million during YTD 2002 and $147.3 million during YTD 2001, a decrease of $31.1 million, or 21.1%. Interest-bearing deposits averaged $873.3 million during Second Quarter 2002 and $791.3 million during Second Quarter 2001, an increase of $82.0 million, or 10.4%. Interest-bearing deposits averaged $860.9 million during YTD 2002 and $824.9 million during YTD 2001, an increase of $36.0 million, or 4.4%. During both Second Quarter 2002 and YTD 2002, there has been a shift to more liquid savings deposits from typically longer maturity time deposits from the same periods in 2001.

Noninterest Income and Noninterest Expenses

Noninterest income totaled $10.3 million during Second Quarter 2002 compared to $12.4 million for the same period in the prior year, a decrease of $2.0 million, or 16.5%. Loan administration income totaled $2.1 million during Second Quarter 2002, compared with $3.4 million during Second Quarter 2001, a decrease of $1.3 million, or 38.3%, reflecting lower levels of loans serviced for others and a different delivery method for sales of originated conforming mortgage loan servicing rights. Origination fees totaled $3.2 million during both the Second Quarter 2002 and Second Quarter 2001, despite a 36.7% decline in the origination of residential mortgage loans, due to increases in origination fees relating to construction lending, automobile floorplan lending, and application fees charged in certain residential mortgage lending markets. Gain on sale of Investments AFS, represents the sale of specific securities during Second Quarter 2002. The Company sold higher coupon GNMA securities and bought lower coupon GNMA securities to reduce the Company’s prepayment risk on the GNMA securities purchased at prices above par value. Gain on the sales of loans and mortgage servicing rights during Second Quarter 2002 totaled $3.8 million compared with $4.0 million during Second Quarter 2001, which included $.3 million related to the Securitization, a decrease of $.2 million. Other income was $1.2 million during Second Quarter 2002 and $1.8 million during Second Quarter 2001, a decline of $.6 million, or 33.3% as a result of lower residential mortgage loan originations.

Noninterest income totaled $21.4 million during YTD 2002 compared to $24.3 million for the same period in the prior year, a decrease of $2.8 million, or 11.7%. Loan administration income was $4.5 million during YTD 2002, compared with $5.9 million during YTD 2001, a decrease of $1.4 million, or 23.9%, again reflecting lower levels of serviced loans and a different loan servicing sales delivery method. Origination fees were $5.9 million and $5.7 million for YTD 2002 and YTD 2001, respectively, an increase of $.2 million, despite a 19.8% decline in the origination of residential mortgage loans, due to increases in origination fees relating to construction lending, automobile floorplan lending, and application fees charged in certain residential mortgage lending markets. As noted above, gain on sale of Investments AFS, represents the sale of specific securities during YTD 2002. Gain on the sales of loans and mortgage servicing rights during YTD 2002 totaled $8.0 million compared with $9.9 million during YTD 2001, which included $3.4 million related to the Securitization credited to the residential mortgage banking segment, a decrease of $1.9 million, or 19.9%. Excluding the gain from the Securitization, gains increased by $1.5 million as a result of the final quarterly sale of servicing rights to a large mortgage company under a contract which expired during January 2002. Other income, reflecting the lower residential mortgage origination volume noted above, declined by $.5 million to $2.3 million during YTD 2002 from $2.8 during YTD 2001.

Noninterest expenses were $15.3 million during Second Quarter 2002 and $14.5 million during Second Quarter 2001, an increase of $.8 million, or 5.8%. Noninterest expenses were $30.3 million during YTD 2002 and $28.1 million during YTD 2001, an increase of $2.2 million, or 7.8%. Salaries and benefits were $9.3 million for Second Quarter 2002, a $.7 million, or 7.7%, increase compared to $8.6 million for Second Quarter 2001. Salaries and benefits were $18.6 million for YTD 2002, a $1.6 million or 9.3%, increase compared to $17.0 million for YTD 2001. The changes in salaries and benefits were attributable to increased staffing, bonus accruals, increased 401K Company matching contributions resulting from plan modifications, and increased health care costs. Other noninterest expenses totaled $4.9 million in Second Quarter 2002 and $4.6 million in Second Quarter 2001, an increase of $.3 million, or 7.3%, including a $.5 million impairment provision for the writedown of various servicing related assets. Other noninterest expenses totaled $9.7 million during YTD 2002 and $8.8 million during YTD 2001, an increase of $.9 million, or 10.4%, reflecting the writedown of servicing related assets and losses and expenses associated with foreclosed properties and repossessed assets which have been significantly impacted by the recent economic slowdown.

Interest Sensitivity and Market Risk

Interest Sensitivity

Through policies established by the Asset/Liability Management Committee (“ALCO”) formed by New South’s Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. ALCO uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South’s interest-earning assets, interest-bearing liabilities and derivative instruments, and interest rate sensitivity analysis to manage interest rate risk.

The Company’s interest rate sensitivity analysis evaluates interest rate risk based on the impact on the net interest income and market value of portfolio equity (“MVPE”) of various interest rate scenarios. The MVPE analysis is required quarterly by the Office of Thrift Supervision (“OTS”) by virtue of the Company’s asset size. The Company also uses an earnings simulation model to determine the effect of several interest rate scenarios on the Company’s net interest income. ALCO meets semi-monthly to monitor and evaluate the interest rate risk position of New South and to formulate and implement strategies for increasing and protecting the net interest rate margin and net income.

Brokered deposits are considered to be highly interest-sensitive and are reflected in interest rate risk analyses reviewed by ALCO. Additionally, both ALCO and New South’s Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

The Company uses interest rate contracts, primarily Swaps and interest rate caps (“Caps”), to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its Swaps, Caps, and forward contracts through a review of creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

At June 30, 2002, New South had Swaps with notional amounts totaling $405 million. $380 million of the Swaps were receive variable/pay fixed swap contracts designed to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At June 30, 2002, $140 million and $240 million of these Swaps were designated as cash flow hedges under SFAS No. 133 of Security Repo Agreements and certain time deposits, respectively. Additionally, the Company has entered into $25 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company’s overall funding. These Swaps have decreased $20 million, net, from December 31, 2001 resulting from termination of three Swaps totaling $30 million by the counterparties and the execution of one new Swap of $10 million. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty, and if called, the Company has the right to call the certificates of deposit.

New South also had $245 million in Caps outstanding at June 30, 2002. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio. The Caps generally serve to mitigate the Company’s risk against increases in the costs of liabilities. The weighted average LIBOR based strike rate for the Caps is 7.56%, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. At June 30, 2002, 90 day LIBOR was 1.86%. Under SFAS No. 133, the Caps do not qualify for hedge accounting. Accordingly, changes in the market value of the Caps are recorded through the income statement versus OCI. During Second Quarter 2002 and Second Quarter 2001, the Company’s other income was reduced by $.1 million and increased by $.2 million, respectively, for changes in the market value of the Caps. During YTD 2002 and YTD 2001, other income was reduced by $.2 million and $.1 million, respectively. During YTD 2002, the Company did not purchase any additional Caps.

Asset Quality

The following table summarizes nonperforming assets as of the dates indicated.

Nonperforming Assets

	June 30, 2002	December 31, 2001
	(In thousands, except percentages)
Nonaccrual loans	$17,376	$15,291
Restructured loans	1,448	5,786

Total nonperforming loans	18,824	21,077
Foreclosed properties and repossessed assets	5,651	5,748

Total nonperforming assets	$24,475	$26,825

Allowance for loan losses to period-end nonperforming loans	69.56%	59.84%
Allowance for loan losses to period-end nonperforming assets	53.50%	47.02%
Nonperforming assets to period-end loans and foreclosed properties and repossessed assets	2.64%	3.37%
Nonperforming loans to period-end loans	2.04%	2.67%

Nonperforming assets totaled $20.2 million at June 30, 2002, a decrease of $6.6 million, or 24.8%, from $26.8 million at December 31, 2001 as a result of a decrease in the number and volume of restructured loans. These previously classified restructured loans were removed from the nonperforming assets due to the financial performance of the borrower and improvements in the collateral value of the assets securing the loans. Foreclosed properties decreased by $2.5 million, or 43.0%, to $3.3 million at June 30, 2002 from $5.7 million at December 31, 2001 as a result of property sales.

As of June 30, 2002, a servicing termination trigger was exceeded in one of the securitizations for which the Company has retained the servicing. At June 30, 2002, the Company’s servicing asset was $.9 million for this securitization. The Company has advised the bond insurance company of the matter and the bond insurance company has not expressed any intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

Provision and Allowance for Loan Losses

Management establishes allowances for the purpose of absorbing losses that are inherent within the loan portfolio and that are expected to occur based on management’s review of historical losses, underwriting standards, changes in the composition of the loan portfolio, changes in the economy, and other factors. The allowance for loan losses is maintained at a level considered adequate to provide for losses as determined by management’s continuing review and evaluation of the loans and its judgment as to the impact of economic conditions on the portfolio. Charges are made to the allowance for loans that are charged off during the year while recoveries of these amounts are credited to the account. The Company follows a policy of charging off loans determined to be uncollectible by management.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the inherent risk in the loan portfolio. The amount of the provision is a function of the level of loans outstanding, the mix of the outstanding loan portfolio, the levels of classified assets and nonperforming loans, and current and anticipated economic conditions.

The Company’s allowance for loan losses is based upon management’s judgment and assumptions regarding risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management’s identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and automobile installment loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company’s monitoring and analysis system are also reviewed periodically by the OTS.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The following table analyzes activity in the allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses
For the six months ended June 30,
(In thousands, except percentages)

	2002	2001
Average loans, net of unearned income	$910,151	$817,795

Balance of allowance for loan losses at beginning of period	$12,613	$13,513
Loans charged off:
Residential mortgage	673	3,009
Installment	3,148	2,657
Commercial real estate	6	—

Total charge-offs	3,827	5,666

Recoveries of loans previously charged off:
Residential mortgage	417	162
Installment	805	895
Commercial real estate	—	—

Total recoveries	1,222	1,057

Net charge-offs	2,605	4,609
Addition to allowance charged to expense	3,086	2,813

Balance of allowance for loan losses at end of period	$13,094	$11,717

Net charge-offs to average loans, net of unearned income, annualized	0.58%	1.14%

The provision for loan losses was $3.1 million for YTD 2002 compared with $2.8 million for YTD 2001, an increase of $.3 million. The increase in the provision for loan losses reflects higher average loans during YTD 2002, compared with YTD 2001, which included the impact of the Securitization. At June 30, 2002 and December 31, 2001, the allowance for loan losses was $13.1 million and $12.6 million, respectively. As a percentage of loans, net of unearned income, the allowance for loan losses decreased to 1.42% at June 30, 2002 from 1.60% at December 31, 2001. The decrease resulted from increases in the balance of the Company’s loans.

Net charge-offs of residential mortgage loans were $.3 million during YTD 2002 and $2.8 million during YTD 2001, with the YTD 2001 being impacted by higher losses of Avondale’s portfolio. Net charge-offs of installment loans were $2.3 million during YTD 2002 and $1.8 million during YTD 2001 resulting from sensitivity of these assets and borrowers to depressed economic conditions beginning during the second half of 2001.

Capital

At June 30, 2002 shareholders’ equity of the Company totaled $49.9 million, or 3.6% of total assets, compared to $50.6 million, or 3.9% of total assets at December 31, 2001. The decrease is attributable to net income of $5.8 million earned during YTD 2002 offset by a $1.2 million decrease in accumulated other comprehensive loss, and by dividends paid of $5.3 million.

The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from zero to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Bank consists of common shareholder’s equity, excluding accumulated other comprehensive loss, plus minority interest in consolidated subsidiaries, and minus certain intangible assets. The Bank’s Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios of New South for the indicated periods.

Analysis of Capital

	As of June 30, 2002	As of December 31, 2001
	(In thousands, except for percentages)

Shareholder's equity	$85,317	$87,808
Minority interest in consolidated subsidiaries	282	276
Accumulated other comprehensive loss	12,381	11,093
Servicing rights capital haircut	(1,648)	—

Tier 1 capital	96,332	99,177
Allowance for loan losses	10,760	9,910

Tier 2 capital	10,760	9,910
Low level recourse deduction	184	213
Other	—	8,594

Total deductions	184	8,807

Total risk-based capital	$106,908	$100,280

Risk-weighted assets (including off-balance sheet exposure)	$966,899	$851,056
Tier 1 leverage ratio	7.03%	7.66%
Total risk-based capital ratio	11.06	10.64
Tier 1 risk-based capital ratio(1)	9.96	11.78

(1)	Tier 1 capital utilized in the tier 1 capital ratio is reduced by the low level recourse deduction.

New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South’s current capital ratios place the Bank in the well capitalized regulatory category.

The Company completed the issuance of $16 million of Trust Preferred Securities (“TPS”) through a private placement with an investment bank which closed on March 26, 2002. Part of the proceeds from the sale of TPS were used to repay the Company’s working capital loans and purchase a residual interest in a loan securitization owned by the Bank totaling $5.7 million, its fair value and other corporate purposes, including a possible additional capital investment in the Bank. The TPS will bear an interest rate of 90-day LIBOR plus 360 basis points and will not exceed 11% for the initial five years they are outstanding. The effective interest rate at June 30, 2002 was 5.47%. The TPS are callable at the Company’s option, at par, beginning March 26, 2007 and mature March 26, 2032.

Liquidity

The Company operated with sufficient liquidity during Second Quarter 2002 and expects liquidity levels to remain sufficient throughout 2002. In particular, at June 30, 2002, the Company had $105.0 million in unused FHLB borrowing capacity. In addition, the Company has available other borrowing sources such as federal funds lines and securities which could be pledged as collateral for Security Repo Agreements.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

The Company, from time to time, has been named in ordinary, routine litigation. Certain of these lawsuits are class actions requesting unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities. The Company believes that it has meritorious defenses to these lawsuits. Management is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual meeting of shareholders of the Company was held on May 28, 2002. The following matter was submitted to a vote of the Company’s shareholders:

Election of Three Director Nominees was approved:

Name	Total Votes For	Total Votes Against	Total Votes Withheld
W.T. Ratliff, Jr. (Term Expires 2005)	1,110,045.10	0	0

Robert M. Couch (Term Expires 2005)	1,110,045.10	0	0
David A. Roberts (Term Expires 2005)	1,110,045.10	0	0

Remaining Directors not elected at this meeting whose terms continue:

William T. Ratliff, III (Term Expires 2003)
Lizabeth R. Nichols (Term Expires 2004)

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

ITEM 6(A)—EXHIBITS

The exhibits listed in the Exhibit Index at page 27 of this Form 10-Q are filed herewith or are incorporated by reference herein.

ITEM 6(B)—REPORTS on Form 8-K

A report on Form 8-K was filed by the Company during the period April 1, 2002 to June 30, 2002. The report was filed on July 31, 2002 regarding the Company’s change in accountants. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ ROBERT M. COUCH
Robert M. Couch Executive Vice President

August 14, 2002

By:	/s/ ROGER D. MURPHREE
Roger D. Murphree Chief Financial Officer

August 14, 2002

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