Form 10-Q
period 2002-09-30
NEW SOUTH BANCSHARES INC
filed 2002-11-14
CIK 1058991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒ No ☐

NEW SOUTH BANCSHARES, INC.
FORM 10-Q
INDEX

Signatures	27

Certifications	28

Exhibit Index	30

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
	(In thousands)

ASSETS
Cash and due from banks	$35,663	$9,499
Federal funds sold and securities purchased under agreements to resell	15,000	—
Interest-bearing deposits in other banks	10,025	16,138
Investment securities available for sale	256,471	302,608
Residual interest in loan securitizations	6,040	8,594
Loans available for sale	126,077	118,267

Loans, net of unearned income	942,131	789,238
Allowance for loan losses	(13,281)	(12,613)

Net Loans	928,850	776,625
Premises and equipment, net	7,669	7,959
Mortgage servicing rights, net	14,954	18,962
Servicing advances	12,603	17,160
Other assets	27,840	28,694

Total Assets	$1,441,192	$1,304,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$90,755	$65,057
Interest-bearing	888,686	808,000

Total Deposits	979,441	873,057
Federal funds purchased and securities sold under agreements to repurchase	173,985	196,749
Federal Home Loan Bank advances	165,024	120,025
Notes payable	5,339	10,295
Guaranteed preferred beneficial interests in the Company’s subordinated debentures	50,500	34,500
Accrued expenses, deferred revenue, and other liabilities	19,239	19,280

Total Liabilities	1,393,528	1,253,906

Shareholders’ Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at September 30, 2002 and December 31, 2001)	1,256	1,256
Surplus	29,475	29,475
Retained earnings	33,020	30,962
Accumulated other comprehensive loss	(16,087)	(11,093)

Total Shareholders’ Equity	47,664	50,600

Total Liabilities and Shareholders’ Equity	$1,441,192	$1,304,506

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	For the three months ended September 30,

	2002	2001

	(In thousands, except per share data)
Interest Income:
Interest on securities available for sale	$4,316	$4,965
Interest on loans	20,145	17,217
Interest on other short-term investments	40	117

Total Interest Income	24,501	22,299

Interest Expense:
Interest on deposits	9,491	11,172
Interest on federal funds purchased and securities sold under agreements to repurchase	1,905	1,564
Interest on Federal Home Loan Bank advances	1,405	1,372
Interest on notes payable	103	227
Interest expense on guaranteed preferred beneficial interests in the Company’s subordinated debentures	955	733

Total Interest Expense	13,859	15,068

Net Interest Income	10,642	7,231

Provision for Loan Losses	1,799	1,000

Net Interest Income After Provision for Loan Losses	8,843	6,231

Noninterest Income:
Loan administration income	1,433	2,669
Origination fees	3,922	3,078
Gain on sale of investment securities available for sale	1,269	553
Gain on sale of loans and mortgage servicing rights	2,958	4,306
Other income	825	1,112

Total Noninterest Income	10,407	11,718

Noninterest Expense:
Salaries and benefits	9,805	8,431
Net occupancy and equipment expense	1,081	1,319
Other expense	4,994	4,801

Total Noninterest Expense	15,880	14,551

Income Before Income Taxes	3,370	3,398
Provision for income taxes	190	171

Net Income	$3,180	$3,227

Weighted Average Shares Outstanding	1,256	1,256
Earnings Per Share	$2.53	$2.57

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	For the nine months ended September 30,

	2002	2001

	(In thousands)
Interest Income:
Interest on securities available for sale	$14,084	$13,098
Interest on loans	57,342	55,007
Interest on other short-term investments	130	608

Total Interest Income	71,556	68,713

Interest Expense:
Interest on deposits	29,444	36,926
Interest on federal funds purchased and securities sold under agreements to repurchase	6,180	2,500
Interest on Federal Home Loan Bank advances	4,043	5,407
Interest on notes payable	442	704
Interest expense on guaranteed preferred beneficial interests in the Company’s subordinated debentures	2,662	2,199

Total Interest Expense	42,771	47,736

Net Interest Income	28,785	20,977

Provision for Loan Losses	4,885	3,813

Net Interest Income After Provision for Loan Losses	23,900	17,164

Noninterest Income:
Loan administration income	5,922	8,571
Origination fees	9,431	8,559
Gain on sale of investment securities available for sale	2,053	553
Gain on sale of loans and mortgage servicing rights	10,453	14,236
Other income	3,063	3,861

Total Noninterest Income	30,922	35,780

Noninterest Expense:
Salaries and benefits	28,384	25,428
Net occupancy and equipment expense	3,106	3,652
Other expense	13,803	13,417

Total Noninterest Expense	45,293	42,497

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting Principle	9,529	10,447
Provision for Income Taxes	503	530

Income Before Cumulative Effect of a Change in Accounting Principle	9,026	9,917

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities, Net of Tax Benefit of $72,000	—	1,124

Net Income	$9,026	$8,793

Weighted Average Shares Outstanding	1,256	1,256

Earnings Per Share:

Before Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities	$7.19	$7.89

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities	—	$0.89

Earnings Per Share	$7.19	$7.00

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months Ended September 30,

	2002	2,001

	(In thousands)
Operating Activities:
Net Income	$9,026	$8,793
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Accretion of discounts and fees	(446)	(1,295)
Provision for loan losses	4,885	3,813
Depreciation and amortization	1,189	1,473
Amortization and impairment of mortgage servicing rights	5,103	3,021
Origination of loans available for sale	(663,070)	(923,524
Proceeds from the sale of loans available for sale and servicing rights	725,694	969,943
Gain on sale of investment securities available for sale	(2,053)	(553)
Gain on sale of loans available for sale and mortgage servicing rights	(10,453)	(14,236)
(Increase) decrease in other assets	4,103	(13,606)
Increase (decrease) in accrued expenses, deferred revenue, and other liabilities	49	(14,243)
Other, net	5	(24)

Net Cash Provided by Operating Activities	74,032	19,562

Investing Activities:
Net decrease in interest-bearing deposits in other banks	6,113	8,946
Net increase in federal funds sold and securities purchased under agreements to resell	(15,000)	(12,000)
Proceeds from sales of investment securities available for sale	104,064	27,835
Proceeds from maturities and calls of investment securities available for sale	51,085	30,391
Purchases of investment securities available for sale	(123,985)	(204,091)
Net (increase) decrease in loan portfolio	(192,242)	140,655
Purchases of premises and equipment	(944)	(806)
Proceeds from sale of premises and equipment	40	109
Net (investment in) proceeds from sale of real estate owned	213	(142)

Net Cash Used in Investing Activities	(170,656)	(9,103)

Financing Activities:
Net increase in noninterest-bearing deposits	25,698	10,394
Net increase (decrease) in interest-bearing deposits	79,163	(56,459)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(31,148)	100,409
Net decrease in notes payable	(4,956)	(818)
Net increase (decrease) of Federal Home Loan Bank Advances	44,999	(38,389)
Proceeds from the issuance of guaranteed preferred beneficial interests in the Company’s subordinated debentures	16,000	—
Dividends paid	(6,968)	(10,308)

Net Cash Provided by Financing Activities	122,788	4,829

Net Increase in Cash and Cash Equivalents	26,164	15,288
Cash and Cash Equivalents at Beginning of Period	9,499	14,286

Cash and Cash Equivalents at End of Period	$35,663	$29,574

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2002

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

         New South Bancshares, Inc. (“Bancshares” or the “Company”) is a unitary thrift holding company formed in 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”), Collateral Agency of Texas, Inc., and New South Management Services, LLC. New South has four subsidiaries, Avondale Funding.com, inc. (“Avondale”), New South Agency, Inc., New South Real Estate, LLC, and New South DIL, LLC and significant interests in four joint ventures (the “New South Joint Ventures”). The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Two of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities. Two New South Joint Ventures are accounted for under the equity method. All significant intercompany accounts or transactions have been eliminated upon consolidation.

2. Derivative Instruments and Hedging Activities

         In September 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). In September 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133. SFAS No. 133, as amended, replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities requiring companies to formally record at fair value all derivatives and to document, designate, and assess the effectiveness of transactions that receive hedge accounting. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of the Company’s utilization of derivative instruments and hedging activities.

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

         The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No. 133. The following summarizes the impact on earnings, in thousands, from valuation adjustments relating to these derivatives for the periods indicated:

	Three Months Ended September 30,

	2002	2001

Losses from interest rate caps	$—	$(255)
Gains (losses) from interest rate lock contracts	1,021	(499)
Losses from mandatory forward delivery contracts	(785)	(104)

	$236	$(858)

	Nine Months Ended September 30,

	2002	2001

Losses from interest rate caps	$(200)	$(356)
Gains (losses) from interest rate lock contracts	1,125	(632)
Losses from mandatory forward delivery contracts	(1,536)	(101)

	$(611)	$(1,089)

         During 2001, certain forward contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights. OCI was decreased by $.3 million and $.1 million during the nine months ended September 30, 2002 and 2001, respectively from reclassification into earnings resulting from hedge ineffectiveness. Hedge ineffectiveness decreased OCI by $.2 million during the quarter ended September 30, 2002 and increased OCI by $.1 million during the quarter ended September 30, 2001. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

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

         Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder’s individual income. The Company paid dividends totaling $7.0 million during the nine months ended September 30, 2002. Generally, such dividends are not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

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

	Three Months Ended September 30,

	2002	2001

Net income	$3,180	$3,227

Other comprehensive loss, net of tax:
Net losses on current period cash flow hedges	(7,498)	(11,498)
Reclassification adjustment for amount included in net income	(227)	113
Unrealized gain on investment securities available for sale	5,288	5,650
Reclassification adjustments for net gains included in net income	(1,269)	(553)

Other comprehensive loss	(3,706)	(6,288)

Comprehensive loss	$(526)	$(3,061)

	Nine Months Ended September 30,

	2002	2001

Net income	$9,026	$8,793

Other comprehensive loss, net of tax:
Cumulative effect of a change in accounting for derivative instruments and hedging activities	—	(3,222)
Net losses on current period cash flow hedges	(9,297)	(13,038)
Reclassification adjustment for amount included in net income	(279)	(86)
Unrealized gain on investment securities available for sale	6,635	7,428
Reclassification adjustments for net gains included in net income	(2,053)	(553)

Other comprehensive loss	(4,994)	(9,471)

Comprehensive income (loss)	$4,032	$(678)

5. Segment Reporting

         Reportable segments consist of Residential Mortgage Banking, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

         Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company’s network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured primarily by multi-family housing. Automobile Lending consists of the origination and servicing of loans secured by automobiles, light trucks, and vans. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company’s overall portfolio of marketable assets as well as New South’s funding needs. Other includes unallocated corporate overhead. Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless they are actually sold in the secondary market with the results of such sales being attributed to each unit. Each unit pays a market-based funds-use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for the three and nine months ended September 30, 2002 and 2001, in thousands, are included in the following tables.

	For the three months ended September 30, 2002

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$12,019	$3,710	$4,178	$4,207	$387	$24,501
Interest expense	—	86	—	12,830	943	13,859
Intra-company funds (used) / provided	(6,428)	(1,267)	(1,122)	8,557	260	—
Provision for loan losses	674	100	925	—	100	1,799
Noninterest income	9,637	181	152	168	269	10,407
Noninterest expense	10,800	68	1,586	932	2,494	15,880

Net income (loss) before income taxes	3,754	2,370	697	(830)	(2,621)	3,370
Provision for (benefit of) income taxes	191	121	35	(42)	(115)	190

Net income (loss)	$3,563	$2,249	$662	$(788)	$(2,506)	$3,180

Depreciation and amortization, net	$129	$—	$22	$13	$260	$424
Total assets	710,723	192,436	163,412	305,123	69,498	1,441,192
Capital expenditures	225	—	—	24	54	303

	For the three months ended September 30, 2001

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$10,113	$3,113	$3,729	$4,914	$430	$22,299
Interest expense	—	117	—	14,108	843	15,068
Intra-company funds (used) / provided	(4,830)	(1,381)	(1,202)	7,437	(24)	—
Provision for loan losses	101	—	725	50	124	1,000
Noninterest income	8,705	105	605	1,796	507	11,718
Noninterest expense	9,359	104	1,360	1,105	2,623	14,551

Net income (loss) before income taxes	4,528	1,616	1,047	(1,116)	(2,677)	3,398
Provision for (benefit of) income taxes	230	83	53	(57)	(138)	171

Net income (loss)	$4,298	$1,533	$994	$(1,059)	$(2,539)	$3,227

Depreciation and amortization, net	$232	$—	$25	$9	$223	$489
Total assets	590,886	138,019	128,600	318,610	53,777	1,229,892
Capital expenditures	119	—	12	18	85	234

	For the nine months ended September 30, 2002

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$34,310	$10,250	$12,116	$13,669	$1,211	$71,556
Interest expense	—	351	—	39,718	2,702	42,771
Intra-company funds (used) / provided	(19,778)	(4,032)	(3,566)	26,560	816	—
Provision for loan losses	1,360	110	3,130	—	285	4,885
Noninterest income	26,603	438	924	2,335	622	30,922
Noninterest expense	30,270	189	4,247	2,641	7,946	45,293

Net income (loss) before income taxes	9,505	6,006	2,097	205	(8,284)	9,529
Provision for (benefit of) income taxes	485	306	106	10	(404)	503

Net income (loss)	$9,020	$5,700	$1,991	$195	$(7,880)	$9,026

Depreciation and amortization, net	$366	$—	$69	$32	$722	$1,189
Capital expenditures	492	—	108	127	217	944

	For the nine months ended September 30, 2001

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$32,990	$9,928	$10,811	$13,798	$1,186	$68,713
Interest expense	2	343	—	44,831	2,560	47,736
Intra-company funds (used) / provided	(17,408)	(5,003)	(3,785)	26,300	(104)	—
Provision for loan losses	244	50	2,000	50	1,469	3,813
Noninterest income	30,330	312	1,365	872	2,901	35,780
Noninterest expense	26,513	251	3,883	3,258	8,592	42,497

Net income (loss) before income taxes and cumulative effect of a change in accounting principle	19,153	4,593	2,508	(7,169)	(8,638)	10,447
Provision for (benefit of) income taxes	971	236	127	(362)	(442)	530

Net income before cumulative effect of a change in accounting principle	18,182	4,357	2,381	(6,807)	(8,196)	9,917
Cumulative effect of change in accounting principle	—	—	—	1,124	—	1,124

Net income (loss)	$18,182	$4,357	$2,381	$(7,931)	$(8,196)	$8,793

Depreciation and amortization, net	$654	$—	$86	$28	$705	$1,473
Capital expenditures	416	—	90	20	280	806

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

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (“SFAS No. 147”). This statement amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (“SFAS No. 72”) and SFAS No. 144 and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method (“Interpretation No. 9”). Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 is effective after September 30, 2002 and will not have a material impact on the Company’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

         The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The Company’s accounting policies are integral to the financial results discussed herein. The significant accounting policies of the Company are contained in Footnote 1 to the Consolidated Financial Statements filed in the Company’s Form 10K for the year ended December 31, 2001. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables and financial statements included in this report should be considered an integral part of this analysis.

         The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an analysis of significant changes in the Company’s assets, liabilities, and capital at September 30, 2002 as compared to December 31, 2001, in addition to including an analysis of income for the quarter ended September 30, 2002 (“Third Quarter 2002”) and nine months ended September 30, 2002 (“YTD 2002”) as compared to the quarter ended September 30, 2001 (“Third Quarter 2001”) and nine months ended September 30, 2001 (“YTD 2001”).

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

Net Income and Key Performance Ratios

         The Company reported net income of $3.2 million for both Third Quarter 2002 and Third Quarter 2001. On a per share basis, net earnings were $2.53 and $2.57, respectively, for each period. During Third Quarter 2002 the annualized return on average assets was 0.88% and the annualized return on average equity was 19.97% compared to 1.08% and 23.03%, respectively, for Third Quarter 2001.

         Net income totaled $9.0 million for YTD 2002, a 2.7% increase from net income of $8.8 million for same period in 2001. On a per share basis, net earnings were $7.19 and $7.00, respectively, for the same periods. YTD 2001 results of operations included a transition adjustment relating to the cumulative effect of a change in accounting principle for derivative instruments and hedging activities of $1.1 million, or $.89 per share and the securitization gain discussed in the following paragraph. During YTD 2002 the annualized return on average assets was 0.88% and the annualized return on average equity was 19.23% compared to 0.99% and 20.57%, respectively, for YTD 2001.

         During 2001, the Company completed the securitization of approximately $254 million of primarily residential nonconforming mortgage loans, $229 million in the first quarter and $25 million in the second quarter 2001 (the “Securitization”), recording a gain of $3.7 million. The nature and timing of the Securitization had a significant impact on the Third Quarter 2001 and YTD 2001 results of operations as well as Third Quarter 2001 and YTD 2001 averages. The residual interest in the amount of $7.9 million associated with the Securitization was sold to an affiliated company at fair market value.

Net Interest Income, Earning Assets and Interest-bearing Liabilities

         Net interest income for Third Quarter 2002 was $10.6 million, a $3.4 million, or 47.2%, increase from $7.2 million for Third Quarter 2001. This increase was primarily attributable to an increase in average earning assets of $214.1 million, to $1,290.3 million during Third Quarter 2002, compared with $1,076.2 million during Third Quarter 2001, reflecting the Securitization. Net interest income was also affected by a decline in the cost of interest-bearing liabilities of 138 basis points compared with a smaller decrease in the yield on interest earning assets of 69 basis points. The larger decline in the cost of interest-bearing liabilities compared with yield on earning assets reflects the repricing characteristics of certain time deposits and the impact of short-term interest rates as more fully discussed below. The impact of the increase in average earning assets was offset with comparable increases in the level of average interest-bearing liabilities of $222.9 million to $1,268.2 million during Third Quarter 2002, compared with $1,045.3 million during Third Quarter 2001. Overall, this movement in volumes and rates resulted in an increase in the net interest rate margin of 60 basis points during the Third Quarter 2002 compared with the same period in 2001. Net interest income increased despite the impact of the Company’s interest rate swap contracts (“Swaps”), which decreased net interest income by $3.1 million during Third Quarter 2002, compared with a decrease of $1.4 million during Third Quarter 2001. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of Swaps.

         As discussed further herein, a significant portion of the Company’s securities sold under agreements to repurchase (“Security Repo Agreements”) have been converted from short term to longer term liabilities through the use of Swaps. The impact of the Swaps on Security Repo Agreements increased their cost for Third Quarter 2002 by 212 basis points verses 64 basis points for Third Quarter 2001. Swaps increased Security Repo Agreements cost for YTD 2002 by 220 basis points compared with 50 basis points for YTD 2001.

         Net interest income for YTD 2002 was $28.8 million, a $7.8 million or 37.2% increase from $21.0 million for YTD 2001. This increase was attributable to an increase in average earning assets of $181.1 million, to $1,256.0 million during YTD 2002, compared with $1,074.9 million during YTD 2001. The impact of the increase in average earning assets was offset with comparable increases in the level of average interest-bearing liabilities of $176.8 million to $1,228.0 million during YTD 2002, compared with $1,051.2 million during YTD 2001. The timing of the Securitization had less impact on the year to date periods than on the quarterly periods discussed above. During YTD 2002, the cost of interest-bearing liabilities declined by 141 basis points compared with a 93 basis point decrease in the yield on interest earning assets. The combined movement in volumes and rates resulted in an increase in the net interest rate margin of 45 basis points during YTD 2002 compared with YTD 2001. The Company’s Swaps decreased net interest income by $9.2 million during YTD 2002, compared with a decrease of $2.5 million during YTD 2001. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of Swaps.

         The significant change in the impact of the Swaps on the net interest rate margin is due to the significant decline in short-term interest rates over the last 24 months. The Federal Reserve Bank has lowered short-term interest rates 11 times since January 1, 2001, resulting in a 475 basis point decrease in the federal funds rate. These decreases have resulted in declining yields or costs on all classes of interest-bearing assets and liabilities. Due to a steepening of the yield curve, the short-term interest-bearing assets and liabilities were significantly impacted as can be seen in the yield on federal funds sold and the cost of other interest-bearing deposits.

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

Average Balances, Income, Expense, and Rates

	For the three months ended September 30,

	2002			2001

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)

Assets
Loans, net of unearned income(1)	$986,282	$20,145	8.10%	$765,435	$17,217	8.92%
Federal funds sold	9,970	40	1.59	11,340	117	4.09
Investment securities available for sale	239,610	3,415	5.65	227,602	3,685	6.42
Other investments	54,472	901	6.56	71,868	1,280	7.07

Total earning assets	1,290,33	24,501	7.53	1,076,245	22,299	8.22
Allowance for loan losses	(12,714)			(11,523)
Other assets	149,129			120,767

Total Assets	$1,426,749			$1,185,489

Liabilities and Shareholders’ Equity
Other interest bearing deposits	$9,585	26	1.08	$5,282	72	5.41
Savings deposits	110,524	620	2.23	106,744	838	3.11
Time deposits	771,132	8,845	4.55	645,616	10,262	6.31
Federal funds purchased and securities sold under agreements to repurchase	177,202	1,905	4.27	135,212	1,564	4.59
Other borrowings	7,110	103	5.75	11,101	227	8.11
Federal Home Loan Bank advances	142,211	1,405	3.92	106,871	1,372	5.09
Guaranteed preferred beneficial interests in the Company’s subordinated debt	50,500	955	7.50	34,500	733	8.43

Total interest bearing liabilities	1,268,264	13,859	4.34	1,045,326	15,068	5.72

Noninterest bearing deposits	87,888			68,803
Accrued expenses and other liabilities	16,025			16,265
Shareholders’ equity	54,572			55,095

Total Liabilities and Shareholders’ Equity	$1,426,749			$1,185,489

Net interest rate spread			3.19%			2.50%

Net interest income		$10,642			$7,231

Net interest rate margin			3.27%			2.67%

(1)	Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

Average Balances, Income, Expense, and Rates

	For the nine months ended September 30,

	2002			2001

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)

Assets
Loans, net of unearned income(1)	$935,807	$57,342	8.19%	$800,150	$55,007	9.19%
Federal funds sold	10,818	130	1.61	17,368	608	4.68
Investment securities available for sale	245,563	10,991	5.98	184,990	9,098	6.58
Other investments	63,766	3,093	6.49	72,395	4,000	7.39

Total earning assets	1,255,954	71,556	7.62	1,074,903	68,713	8.55
Allowance for loan losses	(12,521)			(12,680)
Other assets	131,576			125,045

Total Assets	$1,375,009			$1,187,268

Liabilities and Shareholders’ Equity
Other interest bearing deposits	$8,351	106	1.70	$4,674	207	5.92
Savings deposits	104,106	1,714	2.20	84,080	2,391	3.80
Time deposits	758,677	27,624	4.87	713,487	34,328	6.43
Federal funds purchased and securities sold under agreements to repurchase	177,112	6,180	4.67	69,840	2,500	4.79
Other borrowings	9,105	442	6.49	11,006	704	8.55
Federal Home Loan Bank advances	124,937	4,043	4.33	133,661	5,407	5.41
Guaranteed preferred beneficial interests in the Company’s subordinated debt	45,662	2,662	7.79	34,500	2,199	8.52

Total interest bearing liabilities	1,227,950	42,771	4.66	1,051,248	47,736	6.07

Noninterest bearing deposits	74,671			64,925
Accrued expenses and other liabilities	16,442			15,648
Shareholders’ equity	55,946			55,447

Total Liabilities and Shareholders’ Equity	$1,375,009			$1,187,268

Net interest rate spread			2.96%			2.48%

Net interest income		$28,785			$20,977

Net interest rate margin			3.06%			2.61%

(1)	Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

         The Securitization had a significant impact on loan levels during 2001. Loans averaged $986.3 million during Third Quarter 2002, compared with $765.4 million during Third Quarter 2001, an increase of 28.9% and $935.8 million during YTD 2002, compared with $800.2 million during YTD 2001, an increase of 17.0%.

         Investment securities available for sale (“Investments AFS”) increased 5.3% when comparing the Third Quarter 2002 average of $239.6 million to the Third Quarter 2001 average of $227.6 million. Investments AFS averaged $245.6 million during YTD 2002 compared with $185.0 million during YTD 2001, an increase of 32.7%. The increase in Investments AFS reflects the Company’s strategy to more fully leverage its core capital. The Company purchased a portfolio of Ginnie Mae (“GNMA”) securities beginning in the second quarter of 2001 and has increased this portfolio from inception of the strategy. The GNMA securities averaged $194.5 million during Third Quarter 2002 and $121.1 million during Third Quarter 2001. The GNMA securities averaged $195.1 million during YTD 2002 and $91.3 million during YTD 2001. The GNMA securities were primarily funded with certain Security Repo Agreements, which averaged $172.5 million during Third Quarter 2002 compared with $118.3 million during Third Quarter 2001. The Security Repo Agreements averaged $166.4 million during YTD 2002 and $89.2 million during YTD 2001.

         Excluding the average balance change in Investments AFS and related funding, interest-bearing liabilities increased $168.8 million, or 18.2%, to $1,095.8 million in Third Quarter 2002 from $927.0 million during Third Quarter 2001. Federal Home Loan Bank (“FHLB”) advances averaged $142.2 million and $106.9 million during Third Quarter 2002 and Third Quarter 2001, respectively, an increase of $35.3 million or 33.1%. FHLB advances averaged $124.9 million during YTD 2002 and $133.7 million during YTD 2001, a decrease of $8.8 million, or 6.5%. Interest-bearing deposits averaged $891.2 million during Third Quarter 2002 and $757.6 million during Third Quarter 2001, an increase of $133.6 million, or 17.6%. Interest-bearing deposits averaged $871.1 million during YTD 2002 and $802.2 million during YTD 2001, an increase of $68.9 million, or 8.6%. During both Third Quarter 2002 and YTD 2002, there has been a shift to more liquid savings deposits from typically longer maturity time deposits from the same periods in 2001.

Noninterest Income and Noninterest Expenses

         Noninterest income totaled $10.4 million during Third Quarter 2002 compared to $11.7 million for the same period in the prior year, a decrease of $1.3 million, or 11.2%. Loan administration income totaled $1.4 million during Third Quarter 2002, compared with $2.7 million during Third Quarter 2001, a decrease of $1.3 million, or 46.3%, reflecting lower levels of loans serviced for others and a change in the delivery method for sales of originated conforming mortgage loan servicing rights from mini-bulk to servicing-released on a flow basis. Origination fees totaled $3.9 million during Third Quarter 2002 and $3.1 million during Third Quarter 2001, reflecting an 11.3% increase in the origination of residential mortgage loans, and emphasis on charging application fees in certain residential mortgage lending markets. Gain on sale of Investments AFS, $1.3 million during Third Quarter 2002 and $.6 million during Third Quarter 2001, represents sales of specific securities. The Company sold higher coupon GNMA securities and bought lower coupon GNMA securities to reduce the Company’s prepayment risk on the GNMA securities with market values above par value. Gain on the sales of loans and mortgage servicing rights during Third Quarter 2002 totaled $3.0 million, as reduced by a $.7 million impairment provision for the writedown of various servicing related assets, compared with $4.3 million during Third Quarter 2001, a decrease of $1.3 million. Other income was $.8 million during Third Quarter 2002 and $1.1 million during Third Quarter 2001, a decline of $.3 million attributable to charging application fees, as discussed above, instead of a series of miscellaneous fees.

          Noninterest income totaled $30.9 million during YTD 2002 compared to $35.8 million for the same period in the prior year, a decrease of $4.9 million, or 13.6%. Loan administration income was $5.9 million during YTD 2002, compared with $8.6 million during YTD 2001, a decrease of $2.7 million, or 30.9%, again reflecting lower levels of serviced loans and a different loan servicing sales delivery method as discussed above. Origination fees were $9.4 million and $8.6 million for YTD 2002 and YTD 2001, respectively, an increase of $.8 million, despite a 9.1% decline in the origination of residential mortgage loans, due to increases in origination fees relating to construction lending, automobile floorplan lending, and application fees charged in certain residential mortgage lending markets. As noted above, gain on sale of Investments AFS represents the sale of specific securities and totaled $2.1 million during YTD 2002 and $.6 million during YTD 2001. Gain on the sales of loans and mortgage servicing rights during YTD 2002 totaled $10.5 million, reduced by a $1.2 million impairment provision for the writedown of servicing related assets, compared with $14.2 million during YTD 2001, which included $3.4 million related to the Securitization credited to the residential mortgage banking segment, a decrease of $3.7 million, or 26.6%. Other income, reflecting the lower residential mortgage origination volume noted above, declined by $.8 million to $3.1 million during YTD 2002 from $3.9 during YTD 2001, again attributable to a shift to an application fee instead of miscellaneous fees.

         Noninterest expenses were $15.9 million during Third Quarter 2002 and $14.6 million during Third Quarter 2001, an increase of $1.3 million, or 9.13%. Noninterest expenses were $45.3 million during YTD 2002 and $42.5 million during YTD 2001, an increase of $2.8 million, or 6.6%. Salaries and benefits were $9.8 million for Third Quarter 2002, a $1.4 million, or 16.3%, increase compared to $8.4 million for Third Quarter 2001. Salaries and benefits were $28.4 million for YTD 2002, a $3.0 million or 11.6%, increase compared to $25.4 million for YTD 2001. The changes in salaries and benefits were attributable to increased staffing, bonus accruals, increased 401K Company matching contributions resulting from plan modifications, and increased health care costs.

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

         At September 30, 2002, New South had Swaps with notional amounts totaling $405 million. $380 million of the Swaps were receive variable/pay fixed swap contracts designed to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At September 30, 2002, $140 million and $240 million of these Swaps were designated as cash flow hedges under SFAS No. 133 of Security Repo Agreements and certain time deposits, respectively. Additionally, the Company has entered into $25 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company’s overall funding. These Swaps have decreased $20 million, net, from December 31, 2001 resulting from termination of three Swaps totaling $30 million by the counterparties and the execution of one new Swap of $10 million. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty, and if called, the Company has the right to call the certificates of deposit.

         New South also had $245 million in Caps outstanding at September 30, 2002. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio. The Caps generally serve to mitigate the Company’s risk against increases in the costs of liabilities. The weighted average LIBOR based strike rate for the Caps is 7.56%, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. At September 30, 2002, 90 day LIBOR was 1.79%. Under SFAS No. 133, the Caps do not qualify for hedge accounting. Accordingly, changes in the market value of the Caps are recorded through the income statement versus OCI. During Third Quarter 2002 there was no change in the market value of the Caps. During Third Quarter 2001, the Company’s other income was reduced by $.3 million for changes in the market value of the Caps. During YTD 2002 and YTD 2001, other income was reduced by $.2 million and $.4 million, respectively. During YTD 2002, the Company did not purchase any additional Caps.

Asset Quality

         The following table summarizes nonperforming assets as of the dates indicated.

Nonperforming Assets

	September 30, 2002	December 31, 2001

	(In thousands, except percentages)

Nonaccrual loans	$24,147	$15,291
Restructured loans	1,440	5,786

Total nonperforming loans	25,587	21,077
Foreclosed properties and repossessed assets	5,535	5,748

Total nonperforming assets	$31,122	$26,825

Allowance for loan losses to period-end nonperforming loans	51.91%	59.84%
Allowance for loan losses to period-end nonperforming assets	42.67%	47.02%
Nonperforming assets to period-end loans and foreclosed properties and repossessed assets	3.28%	3.37%
Nonperforming loans to period-end loans	2.72%	2.67%

         Nonperforming assets totaled $31.1 million at September 30, 2002, an increase of $4.3 million, or 16.0%, from $26.8 million at December 31, 2001. Nonaccrual loans increased $8.8 million, or 57.9%, to $24.1 million at September 30, 2002 from $15.3 million at December 31, 2001, attributable primarily to the concentration of individual mortgage loans in one development totaling $7.1 million. Restructured loans were $1.4 million at September 30, 2002, down $4.4 million, or 75.1%, from $5.8 million at December 31, 2001 as a result of a decrease in the number and volume of restructured loans. These previously classified restructured loans were removed from the nonperforming assets due to the financial performance of the borrower and improvements in the collateral value of the assets securing the loans.

         As of September 30, 2002, a servicing termination trigger was exceeded in one of the securitizations for which the Company has retained the servicing. At September 30, 2002, the Company’s servicing asset was $.8 million for this securitization. The Company has advised the bond insurance company of the matter and the bond insurance company has not expressed any intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

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

         The Company’s allowance for loan losses is based upon management’s judgment and assumptions regarding risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management’s identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the servicing area with residential mortgage and automobile installment loan portfolios each being evaluated collectively for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company’s monitoring and analysis system are also reviewed periodically by the OTS.

         At September 30, 2002, as previously discussed, nonaccrual loans includes $7.1 million of individual mortgage loans in one development. This amount is expected to increase to $9.4 million based on repurchase obligations for certain of these loans which have been previously sold. Several factors, including the number of parties involved, the early stage of evaluation, anticipated litigation, and the time expected to reach resolution of each loan, make the estimation of losses, if any, uncertain. During Third Quarter 2002, an additional loan loss provision of $.8 million was made due to the uncertainty associated with these loans. Based upon current information, management believes that sufficient provision has been made for any loss, but as more information becomes available additional provisions could be required.

         Based on present information and its ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The following table analyzes activity in the allowance for loan losses for the periods indicated.

Analysis of the Allowance for Loan Losses
For the nine months ended September 30,
(In thousands, except percentages)

	2002	2001

Average loans, net of unearned income	$935,807	$800,150

Balance of allowance for loan losses at beginning of period	$12,613	$13,513

Loans charged off:
Residential mortgage	1,628	3,423
Installment	4,558	3,932
Commercial real estate	6	—

Total charge-offs	6,192	7,355

Recoveries of loans previously charged off:
Residential mortgage	724	1,166
Installment	1,251	895
Commercial real estate	—	—

Total recoveries	1,975	2,061

Net charge-offs	4,217	5,294
Provision for loan losses	4,885	3,813

Balance of allowance for loan losses at end of period	$13,281	$12,032

Net charge-offs to average loans, net of unearned income, annualized	0.60%	0.88%

         The provision for loan losses was $4.9 million for YTD 2002 compared with $3.8 million for YTD 2001, an increase of $1.1 million. The increase in the provision for loan losses reflects the $.8 million provision previously discussed and higher average loans during YTD 2002, compared with YTD 2001, which included the impact of the Securitization. At September 30, 2002 and December 31, 2001, the allowance for loan losses was $13.3 million and $12.6 million, respectively. As a percentage of loans, net of unearned income, the allowance for loan losses decreased to 1.41% at September 30, 2002 from 1.60% at December 31, 2001. The decrease resulted from increases in the balances of the Company’s loans.

         Net charge-offs of residential mortgage loans were $.9 million during YTD 2002 and $2.3 million during YTD 2001, with the YTD 2001 figure being impacted by higher losses in the Avondale portfolio. Net charge-offs of installment loans were $3.3 million during YTD 2002 and $3.0 million during YTD 2001 resulting from sensitivity of these assets and borrowers to depressed economic conditions beginning during the second half of 2001.

Capital

         At September 30, 2002 shareholders’ equity of the Company totaled $47.7 million, or 3.3% of total assets, compared to $50.6 million, or 3.9% of total assets at December 31, 2001. The decrease is attributable to net income of $9.0 million earned during YTD 2002 offset by a $4.9 million decrease in accumulated other comprehensive loss, and by dividends paid of $7.0 million.

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

Analysis of Capital

	As of September 30, 2002	As of December 31, 2001

	(In thousands, except for percentages)

Shareholder’s equity	$88,607	$87,808
Minority interest in consolidated subsidiaries	197	276
Accumulated other comprehensive loss	16,087	11,093
Servicing rights capital haircut	(1,335)	—

Tier 1 capital	103,556	99,177

Qualifing portion of allowance for loan losses	11,533	9,910

Tier 2 capital	11,533	9,910

Low level recourse deduction	—	213
Other	—	8,594

Total deductions	—	8,807

Total risk-based capital	$115,089	$100,280

Risk-weighted assets (including off-balance sheet exposure)	$970,899	$851,056
Tier 1 leverage ratio	7.27%	7.66%
Total risk-based capital ratio	11.85	11.78
Tier 1 risk-based capital ratio (1)	10.67	10.64

(1)	Tier 1 capital utilized in the Tier 1 capital ratio is reduced by the low level recourse deduction.

         New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South’s current capital ratios place the Bank in the well capitalized regulatory category.

         The Company completed the issuance of $16 million of Trust Preferred Securities (“TPS”) through a private placement with an investment bank which closed on March 26, 2002. Part of the proceeds from the sale of TPS were used to repay the Company’s working capital loans and purchase a residual interest in a loan securitization owned by the Bank in the amount of $5.7 million, its fair market value and other corporate purposes, including partial use of the proceeds to make an additional $5.0 million capital investment in the Bank. The TPS bear an interest rate of 90-day LIBOR plus 360 basis points and will not exceed 11% for the first five years they are outstanding. The effective interest rate at September 30, 2002 was 5.39%. The TPS are callable at the Company’s option, at par, beginning March 26, 2007 and mature March 26, 2032.

Liquidity

         The Company operated with sufficient liquidity during Third Quarter 2002 and expects liquidity levels to remain sufficient throughout 2002. In particular, at September 30, 2002, the Company had $65.0 million in unused FHLB borrowing capacity. In addition, the Company has available other sources of funding such as federal funds lines and securities which could be pledged as collateral for Security Repo Agreements.

         In November 2002, the Bank anticipates closing a securitization of approximately $126 million, which represents substantially all of its automobile installment loan portfolio. A gain is anticipated, the ultimate amount of which is uncertain and dependent upon several factors, including but not limited to, prevailing interest rates at the time of pricing, assumptions relating to expected loss experience, and the rate used to discount expected cash flows. Proceeds associated with this securitization are expected to be used to reduce short-term funding including FHLB advances and securities sold under agreements to repurchase. Prefunding provisions of this securitization relate to $10 million of additional automobile installment loans, which are expected from new loan originations during the fourth quarter of 2002. Because the yield on these loans are among the highest of the Bank, the decreased loan balances going forward will decrease net interest income and the net interest rate margin into 2003.

Item 4.     Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within ninety (90) days prior to the date of the filing of this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

         There were no significant changes in the Company’s internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

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

         ITEM 6(B) —REPORTS on Form 8-K

         A report on Form 8-K was filed by the Company during the period July 1, 2002 to September 30, 2002. The report was filed on August 14, 2002 containing Chief Executive Officer and Chief Financial Officer certifications required by section 906 of Sarbanes-Oxley Act of 2002 in connection with filing of the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002. No financial statements were filed with this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	By: /s/ ROBERT M. COUCH

Robert M. Couch Executive Vice President

November 14, 2002	By:/s/ ROGER D. MURPHREE

Roger D. Murphree Executive Vice President and Chief Financial Officer

NEW SOUTH BANCSHARES, INC.

Chief Financial Officer Certification

I, Roger D. Murphree, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New South Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Roger D. Murphree

Roger D. Murphree
Chief Financial Officer

NEW SOUTH BANCSHARES, INC.

Chief Executive Officer Certification

I, William T. Ratliff, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New South Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William T. Ratliff, III

William T. Ratliff, III
Chief Executive Officer

EXHIBIT INDEX

         The following is a list of exhibits including items incorporated by reference:

Exhibit No.	Description

*3.1	Certificate of Incorporation of New South Bancshares, Inc.
*3.2	By-Laws of New South Bancshares, Inc.
*4.1	Certificate of Trust of New South Capital Trust I
*4.2	Initial Trust Agreement of New South Capital Trust I
**4.3	Form of Junior Subordinated Indenture between the Company and Bankers Trust Company, as Debenture Trustee

______________

*	Filed with Registration Statement on Form S-1, filed April 6, 1999, registration No. 333-49459

**	Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1999