Form 10-K
period 2002-12-31
NEW SOUTH BANCSHARES INC
filed 2003-03-31
CIK 1058991

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NUMBER 333–49459

NEW SOUTH BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63–1132716 (I.R.S. Employer Identification No.)

1900 Crestwood Boulevard Birmingham, Alabama (Address of Principal Executive Offices)	35210 (Zip Code)

(205) 951–4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class To be so Registered Cumulative Trust Preferred Securities (and the Guarantee with respect thereto)	Name of Each Exchange on Which Each Class is to be Registered American Stock Exchange

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S—K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10—K or any amendment to this Form 10—K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 1, 2003: 1,255,537.1

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

ITEM 1.         BUSINESS

New South Bancshares, Inc. (the “Company”) is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. Through its financial institution subsidiary, New South Federal Savings Bank (the “Bank” or “New South”), the Company operates one full—service retail branch office in Birmingham, Alabama, and 41 loan production offices located in 13 states throughout the southern half of the United States. New South is the largest thrift and the sixth largest depository institution, based on asset size, headquartered in the State of Alabama.

The Company’s operations principally involve residential mortgage lending, automobile installment lending, residential construction and land development lending, manufactured housing lending and deposit gathering activities. The Company’s residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, in the secondary market, and the servicing of residential mortgage loans for investors and the Company’s own loan portfolio. The automobile installment lending program currently involves indirect lending through 520 automobile dealers in 8 southern states. The Company’s residential construction and land development lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. Manufactured housing lending is limited to properties where the home is financed as part of the real estate. The Company actively funds and purchases commercial real estate loans originated by Collateral Mortgage Capital, LLC (“CMC”), an affiliate, which may be sold to investors or held in New South’s portfolio.

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

Prior to the formation of the Company, New South was a wholly owned subsidiary of Collateral Mortgage, Ltd. (“Collateral”), an affiliate. Prior to 1997, Collateral conducted residential mortgage lending operations consisting primarily of direct originations of residential mortgage loans which were generally underwritten and processed in accordance with the guidelines issued by Fannie Mae (“FNMA”), Freddie Mac (“FLHMC”), the Federal Housing Administration (“FHA”) or the Veterans Administration (“VA”), i.e., conforming residential mortgage loans, through 39 retail mortgage origination offices located in 13 southern states as well as commercial lending. Effective July 1, 1997, Collateral transferred all 39 of its loan origination offices to New South (the “Transfer”). As a result of the Transfer, New South now originates conforming and nonconforming residential mortgage loans on a direct and indirect basis through its origination offices and a network of loan correspondents and mortgage brokers.

For financial details concerning the Company’s business, see the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESIDENTIAL MORTGAGE LENDING

CONFORMING LOANS

New South’s primary line of business is the origination and subsequent sale of residential mortgage loans which New South classifies as conforming residential mortgage loans. These loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including FNMA, FHLMC, FHA and VA. The conforming residential mortgage loans are fixed—rate and adjustable—rate first and second mortgage loans with 15 year or 30 year terms generally secured by owner—occupied residences. New South’s adjustable—rate mortgages (“ARMs”) generally have interest rates that adjust semi—annually or annually.

Presently, New South originates conforming residential mortgage loans primarily on a direct basis through 41 loan production offices located in the States of Alabama (13), Tennessee (4), Georgia (5), North Carolina (2), Florida (2), Texas (2), Nevada (3), Kentucky (1), Louisiana (1), Virginia (3), Mississippi (1), Arizona (1) and Utah (1). These offices originate primarily single—family residential mortgage loans from a number of sources such as referrals from realtors, walk—in customers, existing customers, and advertising. New South augments its direct originations of conforming residential mortgage loans with indirect originations through over 250 wholesale customers, including independent mortgage brokers and correspondents, community banks, and other financial institutions in 13 states. These mortgage brokers and correspondents originate such loans using New South’s underwriting criteria and standards and close such loans using funds advanced by New South simultaneously with, or following, closing. In some cases, loans are purchased at some point following closing in a secondary market transaction.

NONCONFORMING LOANS

New South originates nonconforming residential mortgage loans primarily on an indirect basis through mortgage brokers and correspondents, although it also originates nonconforming loans on a direct basis. All nonconforming residential mortgage loans originated, either on a direct or indirect basis, must conform to New South’s underwriting guidelines for nonconforming residential mortgage loan products which have been internally developed by New South’s management by analyzing a variety of factors, including the proposed equity in the collateral, the credit history and debt—to—income ratio of the borrower, the property type, and the characteristics of the underlying first mortgage, if any. Applying these guidelines, New South will internally classify a proposed nonconforming residential mortgage loan product as either Grade AA, A, B or C according to credit risk and establish the terms of the loan in accordance with such internal classifications.

New South augments its indirect originations of nonconforming residential mortgage loans with direct originations through its loan production offices. Like conforming residential mortgage loans, originations through these offices are derived from a number of sources such as referrals from Realtors, brokers, walk—in customers, existing customers, and advertising.

AUTOMOBILE INSTALLMENT LENDING

New South offers automobile installment loans secured by automobiles, light—duty trucks and vans. New South began offering an automobile installment lending program in 1989 to automobile dealers in the southern United States. New South has an extensive automobile dealer network consisting of 520 dealers in the States of Alabama, Florida, Georgia, Mississippi, Tennessee, South Carolina, North Carolina, and Texas. New South’s automobile dealer network is made up of new car franchise dealers and independent car dealers.

PRIME LOANS

The majority of New South’s automobile installment loans are considered to be prime loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. New South’s current guidelines for its prime lending products require an applicant to have, among other factors, a credit bureau score of at least 580. On used cars, the terms of the contract are also based, in part, on the actual mileage of the vehicle. The Company also classifies as prime an immaterial amount of other non-automobile installment loans secured by deposits.

New South purchases prime products and a limited number of nonprime products, typically secured, fixed—rate retail installment contracts, from dealers on a non-recourse basis.

NONPRIME LOANS

New South offers a nonprime product to certain qualifying consumers who report credit bureau scores below the prime threshold. Terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South’s underwriting guidelines which have been specifically designed to evaluate nonprime customers. Importantly, the automobile payment cannot exceed 20 percent of a nonprime borrower’s gross income.

OTHER LENDING

RESIDENTIAL CONSTRUCTION AND LAND LOANS

New South originates residential real estate construction loans as well as providing construction and land development loans in residential subdivisions to professional home builders and developers. Residential construction and land loans are primarily originated on a direct basis through New South’s residential construction lending offices. New South is active in making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. These loans are made on a commitment term that generally is for a period of one year. New South reviews each individual builder’s experience and reputation, general financial condition, and inventory levels in order to limit risks. All construction loans are secured by a first lien on the property and construction in progress. Additionally, the construction status is reviewed by on—site inspections. The builders’ ongoing financial position is monitored on a periodic basis.

COMMERCIAL REAL ESTATE LOANS

Commercial real estate loans are originated primarily by CMC, a subsidiary of Collateral. Collateral formed CMC in 2001 and placed all origination and servicing for commercial loans in CMC. New South funds and closes in its name certain commercial real estate loans originated by CMC. These loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wide variety of other commercial properties. Many of these loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, and pension funds. In addition, New South may hold these loans in its own portfolio.

COMMERCIAL LOANS

New South makes available to certain independent automobile dealers automobile floor plan credit lines, which are revolving credit lines used for financing the used automobile inventory of independent automobile dealerships. New South develops prospects for commercial loans primarily through its existing customer base of independent automobile dealers who have sold retail installment contracts to New South. New South will make advances on a dealer’s credit line when the dealer purchases an automobile and provides New South with proper evidence of title to the property.

MANUFACTURED HOUSING

In August 1998, New South began its manufactured housing division to provide retail financing on manufactured homes. Today, manufactured housing loans are originated on new and preowned homes utilizing FHA, FNMA, FHLMC or Rural Development guidelines which require the home to be financed as part of the real estate.

FUNDING ACTIVITIES

Deposits, Federal Home Loan Bank advances and security repurchase agreements comprise the Company’s primary sources of funding. Another significant source of funding for New South is the sale of residential mortgage loans and automobile installment loans either in the secondary market or through securitizations. To a lesser extent, New South relies on borrowings from traditional commercial lenders as well as the retention of earnings after dividend distributions to stockholders.

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

New South also distributes its deposit products through brokers to individuals and institutional purchasers through a brokered certificate of deposit program which offers certificates of deposits in increments of $1.0 million to $20.0 million through selected brokers who meet New South’s guidelines. In addition, New South receives smaller denominated brokered deposits through various programs.

SALES/SECURITIZATIONS

New South sells a substantial portion of its loan production into the secondary market, principally by securitizing pools of loans and through sales to private investors. With respect to conforming residential mortgage loans, if a loan meets government or federal agency guidelines, it is typically sold immediately, either through the FNMA, FHLMC or Ginnie Mae (“GNMA”) programs or to private investors. With respect to nonconforming residential mortgage loans, New South generally holds these loans in its portfolio unless it determines that it is economically necessary or desirable to sell the loan in light of existing prices, capital constraints, liquidity needs, and prepayment risks.

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

AUTOMOBILE INSTALLMENT LOAN SERVICING

From time to time, New South has sold a portion of its automobile installment loan originations while retaining servicing for a servicing fee and, in some instances, a 10 percent participation in the loans themselves. As servicer, New South collects and posts all payments, responds to inquiries of customers, investigates delinquencies, sends payment coupons to customers, oversees the collateral in cases of default and accounts for collections. New South’s collections department takes all actions necessary to maintain the security interest granted in the financed automobiles, including collecting delinquencies, communicating with the consumer to ensure timely payments are made and when required, contracts with third parties to recover and sell the financed automobile.

SUPERVISION AND REGULATION

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting New South and the Company. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statues and regulations.

The Company is a unitary thrift holding company under the Home Owners’ Loan Act, as amended (“HOLA”) and, as such, is subject to Office of Thrift Supervision (“OTS”) regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of New South or any other subsidiary savings institution.

Under the HOLA, a thrift holding company may not (i) acquire, with certain exceptions, more than 5 percent of a non subsidiary savings institution or a nonsubsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the Federal Deposit Insurance Corporation (“FDIC”).

As a thrift holding company, the Company generally is not subject to any restriction as to the types of business activities in which it may engage, provided that New South continues to satisfy the Qualified Thrift Lender Test. If the Company acquired control of another savings institution as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its noninsured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to the other activities authorized by OTS regulation.

New South is chartered as a federal savings bank subject to regulation, supervision and regular examination by the OTS. Federal banking laws and regulations control, among other things, New South’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of its operations. The deposits of New South are insured by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC to a maximum of $100,000 for each depositor. Although the OTS is New South’s primary regulator, the FDIC has certain regulatory and examination authority over OTS regulated savings institutions, such as New South, and may recommend enforcement actions against New South to the OTS. The supervision and regulation of New South is intended primarily for the protection of the deposit insurance fund and New South’s depositors rather than for holders of the Company’s stock or for the Company as the holder of the stock of New South.

The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a thrift holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company’s savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution or the holding company that create a serious risk that the liabilities of the holding company may be imposed on the savings institution. Any such limits will be issued in the form of a directive having the effect of a cease-and-desist order.

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

Regulatory Capital Requirements. OTS capital regulations require savings associations to satisfy minimum capital standards, risk-based capital requirements, a Tier 1 capital requirement and a tangible capital requirement. Savings associations must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may also require a savings association to maintain capital above the minimum capital levels based on an institution’s lending operations.

All savings associations are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). New South endeavors to maintain a 10% risk-based capital methodology on its loan portfolio, but is not under any requirement to do so. In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the Tier 1 capital requirement, a savings association is required to maintain core capital equal to a minimum of 3% of adjusted total assets. A savings association is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances.

New South’s tangible capital ratio was 8.43%, its Tier 1 capital ratio was 12.38% and its total risk-based capital ratio was 13.57% at December 31, 2002.

The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

Prompt Corrective Action. The “prompt corrective action” regulations require insured depository institutions to be classified into one of five categories based primarily upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized.” These regulations require, subject to certain exceptions, the appropriate federal banking agency to take “prompt corrective action” with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.”

Only “well capitalized” institutions may obtain brokered deposits without a waiver. An “adequately capitalized” institution can obtain brokered deposits only if it receives a waiver from the FDIC. An “undercapitalized” institution may not accept brokered deposits under any circumstances. New South met the “well-capitalized” standards during 2002 and was eligible to accept brokered deposits without a waiver.

Insurance of Accounts. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund (“BIF”) insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). The SAIF insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation (“FSLIC”) prior to the enactment of FIRREA. New South’s deposits are insured by the SAIF. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

The FDIC has implemented a risk-based assessment system, under which an institution’s deposit insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also assigned to one of three supervisory subgroup categories based on examinations by the OTS.

The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC.

The OTS also imposes assessments and examination fees on savings institutions. OTS assessments for New South were $259,206 in 2002, $255,233 in 2001 and $242,967 in 2000.

Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to meet a Qualified Thrift Lender (“QTL”) test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65 percent of its portfolio assets, defined as total assets less (i) specified liquid assets up to 20 percent of total assets, (ii) intangible assets, including goodwill, and (iii) the value of property used to conduct business, in certain “qualified thrift investments,” such as home residential mortgage loans and other residential real estate—related assets, on a monthly average basis for 9 out of every 12 months. A savings institution may also be considered a QTL by qualifying as a “domestic building and loan association” as defined under the Code.

A savings institution that fails the QTL test must either operate under national bank-type restrictions on its activities or convert to a bank charter. The initial failure of a savings institution to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify under the QTL test within three years after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and to repay as promptly as possible any outstanding advances from the FHLB. In addition, the holding company of such an institution, such as the Company, would be required to register as a bank holding company with the Federal Reserve Board. At December 31, 2002, New South qualified as a QTL.

Standards for Safety and Soundness. OTS regulations contain “safety and soundness” standards covering various aspects of the operations of savings institutions. The guidelines relate to internal controls and internal audit systems, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

Limitations on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash—out merger and other distributions charged against capital. A savings association must provide the OTS with a 30 day advance notice of all proposed capital distributions whether or not supervisory approval is required under OTS regulations.

Real Estate Lending Standards. Under joint regulations of the federal banking agencies, including the OTS, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan–to–value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. Each institution must monitor conditions in the real estate market in its lending area to ensure its real estate lending policies continue to be appropriate for current market conditions. An institution’s real estate lending policy must reflect consideration of Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan–to–value limits specified in the Interagency Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan–to–value ratios in excess of the supervisory loan–to–value limits.

Federal Consumer Credit and Non–Discrimination Regulation. New South’s mortgage lending activities are subject to the provisions of various federal and state statutes, including among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the RESPA, the Fair Housing Act and the regulations promulgated thereunder. These statues and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Each of the foregoing statutes provides for various administrative, civil and, in limited circumstances, criminal enforcement procedures, and violations thereof may also lead to class actions seeking actual and/or punitive damages.

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

Federal Deposit Regulation. New South’s deposit taking activities are subject to the provisions of various federal and state statutes, including among others, the Truth–in–Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, and the regulations promulgated thereunder. These statutes and regulations, among other things, require the disclosure of certain basic information concerning deposit accounts to account holders, specify when funds must be made available to account holders and require disclosure to account holders of the bank’s funds availability policies, and establish the rights, liabilities, and responsibilities of parties in electronic funds transfers. Civil liability is also imposed by some statutes and violations of those statutes may lead to class actions seeking actual and/or punitive damages. New South attempts in good faith to comply with the provisions of these statutes and their implementing regulations; however, even inadvertent noncompliance could result in liability to New South.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Agencies. New South’s lending activities, including its mortgage banking operations, are subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA and other regulatory agencies with respect to originating, processing, underwriting, selling and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. Moreover, lenders such as New South are required annually to submit audited financial statements to FNMA, FHLMC and GNMA and to comply with each regulatory entity’s own financial requirements. New South’s business is also subject to examination by FNMA, FHLMC and GNMA to assure compliance with applicable regulations, policies and procedures.

Transactions with Affiliates. New South is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates and on investments in the stock or other securities thereof. Such restrictions prevent the Company and such other affiliates from borrowing from New South unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arms—length transactions with third persons. Further, such secured loans and other transactions and investments by New South are generally limited in amount as to the Company and as to any other individual affiliate in the aggregate amount of 10 percent of New South’s capital and surplus and as to the Company and all affiliates to an aggregate of 20 percent of New South’s capital and surplus. These regulations and restrictions may limit the Company’s ability to obtain funds from New South for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

Transactions with Insiders. Federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively “insiders”), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association’s core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes.

Loans to One Borrower. Savings associations are subject to the same loans-to-one borrower restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank’s unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. New South’s loans were within the loans-to-one borrower limitations at December 31, 2002.

Liquidity. In June 2001, the OTS repealed its required minimum liquidity requirements. However, in its Thrift Bulletin 77 issued in June 2001, the OTS requires banks to develop written policies and procedures addressing liquidity management. New South’s current liquidity management practices are governed by the Liquidity Policy approved by the Board of Directors. The Liquidity Policy sets clearly defined goals, strategies, and responsibilities in regard to liquidity management, and outlines requirements for diversification of funding sources and contingency planning.

Branching. Subject to certain limitations, the HOLA and the OTS, regulations currently permit federally chartered savings institutions such as New South to establish branches in any state of the United States and its territories. A savings association must apply with the OTS prior to opening a branch. The regulations allow the OTS to grant supervisory clearance to an applicant based on the policies, condition of the applicant including whether the applicant has adequate capital and its CRA record.

FHLB System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, New South is required to own capital stock in its regional FHLB, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB. New South was in compliance with this requirement, with an investment of $9.8 million in FHLB stock at December 31, 2002.

Recent and Proposed Legislation and Regulation. On November 12, 2000, the Gramm–Leach–Bliley Act (“GLBA”) became law, allowing bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. These changes do not directly affect the Company, although they may dramatically affect the business activities of many of the Company’s financial institution competitors. The GLBA also addressed privacy issues and required financial institutions to adopt a privacy policy, to provide the policy to customers before or at the time the customer relationship is established, to periodically redistribute the privacy policy, to adhere to it, and to permit customers to “opt–out– of information sharing with third parties in many circumstances. In 2001, the federal banking regulators issued final regulations implementing certain provisions of the GLBA related to privacy. Compliance with these regulations became mandatory on July 1, 2001. New South has adopted a privacy policy and has procedures in place to comply with the provisions of the GLBA and the related regulations.

In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, “subprime” lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution’s Tier 1 or “core” capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. Based on current lending programs, management of New South does not expect there to be any material impact on the conduct of its business as a result of the guidance.

In December 2001, the Federal Reserve Board published final regulations implementing the Home Ownership and Equity Protection Act (“HOEPA”). Compliance with the regulations was mandatory as of October 1, 2002. HOEPA imposes additional disclosure requirements and limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. [Currently, the loans New South makes are below the rate and fee levels that trigger HOEPA.]

Effective July 1, 2002, the OTS issued a number of changes to its capital regulations. Under these new rules, a one-to-four family residential first mortgage loan may qualify for a 50 percent risk weight if it meets certain criteria, including a loan-to-value (“LTV”) ratio below 90 percent. Currently these loans must have an LTV ratio of 80 percent or less to qualify for the 50 percent risk weighting. The OTS has also eliminated the requirement that a thrift institution must deduct from total capital that portion of a land loan or a nonresidential construction loan in excess of an 80 percent LTV ratio and has eliminated the interest rate risk component of the risk-based capital regulations. These changes, while positive, do not have a material effect on New South’s operations.

Following the terrorist attacks of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), was passed by Congress. This legislation, which was signed into law by President Bush on October 26, 2001, contains provisions ranging from improving counter terrorism capabilities to providing aid and relief for the victims of terrorism. Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti—money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. It is anticipated that regulations interpreting the USA Patriot Act will be issued throughout 2002. It is anticipated that the USA Patriot Act will not have a significant impact on the financial position of the Company.

On July 30, 2002, the Sarbanes-Oxley Act ("Sarbanes-Oxley") was signed into law. This new legislation applies to the Company and addresses accounting oversight and corporate governance matters, including: (i) the creation of an oversight board appointed by the Securities and Exchange Commission (“SEC”) that will set standards for accountants and have investigative and disciplinary powers; (ii) the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments periodically; (iii) increased penalties for financial crimes; (iv) expanded disclosure of corporate operations and internal controls and certification of financial statements; (v) enhanced controls on and reporting of insider trading; and (vi) statutory separations between investment bankers and analysts.

Although the Company anticipates that it will incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

In addition to the recent legislation discussed above, proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures, and before the various bank regulatory agencies. The Company cannot determine the likelihood and timing of any such proposals or legislation and the impact they might have on it and its subsidiaries.

COMPETITION

New South faces substantial competition in purchasing and originating loans and in attracting deposits. Competitors include other thrifts, national and state banks, trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, money market funds and other financial and non—financial companies which may offer products similar to those offered by New South. Many competing providers have greater financial resources than New South, offer additional services, have wider geographic presence or more accessible branch and loan production offices. New South’s headquarters and its only two deposit gathering branches are located in Birmingham, Alabama. Birmingham is served by over 22 commercial banks and thrifts, most of which are headquartered in the Birmingham area. Four of the 50 largest commercial banks in the United States are headquartered in Birmingham.

ITEM 2.         PROPERTIES

The principal executive offices of the Company are located at 1900 Crestwood Boulevard, Birmingham, Alabama in a 57,000 square foot building owned by Collateral. New South owns a 43,000 square foot facility located at 215 North 21st Street in Birmingham, Alabama of which 30 percent is occupied by New South. The remaining space is leased to multiple tenants. New South also owns an 80,500 square foot building located at 210 Automation Way, Birmingham, Alabama.

In addition, New South leases space at 2000 Crestwood Boulevard, Birmingham, Alabama in an 11,000 square foot building. New South leases all of its other physical locations in the normal course of business. At December 31, 2002, New South had 41 offices in 36 cities which were leased. Substantially all leases are for periods of from one to five years.

ITEM 3.         LEGAL PROCEEDINGS

The Company, from time to time, has been named in ordinary, routine litigation. Certain of these lawsuits are class actions requesting unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities. The Company believes that it has meritorious defenses to these lawsuits. Management, based upon consultation with legal counsel, is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2002 to a vote of the security holders of the Company.

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company was held by approximately 57 stockholders as of March 1, 2003. The common stock of the Company has not been registered under the Securities Act of 1933 (the “Securities Act”), and the Company is not aware of the existence of any trading activity in the common stock. Accordingly, there is no market for such common stock, and no market is expected to develop in the foreseeable future.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The following information summarizes selected consolidated financial data for the last five years. The summary below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes included therein.

FIVE-YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands, except ratios and per share data)

	December 31

	2002	2001	2000	1999	1998

	(In thousands, except percentages and per share data)
Summary of Operations Data:
Interest income	$95,242	$91,507	$98,004	$85,356	$83,251
Interest expense	56,520	62,767	66,588	53,584	52,299

Net interest income	38,722	28,740	31,416	31,772	30,952
Provision for loan losses	4,885	5,363	5,565	3,638	3,944

Net interest income after provision for loan losses	33,837	23,377	25,851	28,134	27,008

Non interest income:
Loan administration income	7,075	11,277	11,409	10,348	5,143
Gain on sale of loans and mortgage servicing rights	15,083	19,212	14,599	12,058	12,435
Other income	19,912	18,399	13,151	14,676	15,633

Total	42,070	48,888	39,159	37,082	33,211

Non interest expense:
Salaries and benefits	38,931	34,639	31,005	34,347	26,286
Other expense	23,123	23,574	23,246	26,872	22,108

Total	62,054	58,213	54,251	61,219	48,394

Income before income taxes and cumulative effect of a change in accounting principle	13,853	14,052	10,759	3,997	11,825
Income taxes expense	700	720	644	1,406	5,088

Income before cumulative effect of a change in accounting principle	13,153	13,332	10,115	2,591	6,737

Cumulative effect of a change in accounting principle	—	1,124	—	—	—

Net Income	$13,153	$12,208	$10,115	$2,591	$6,737

Per Share Data
Earnings per share	$10.47	$9.72	$8.05	$2.06	$5.05
Weighted average shares outstanding	1,256	1,256	1,256	1,255	1,333

Selected Year End Balances
Total assets	$1,323,839	$1,305,321	$1,222,777	$1,021,107	$1,142,622
Investment securities available for sale	254,293	302,608	168,176	135,703	109,591
Loans, net of unearned income	835,351	789,238	895,186	748,277	812,877
Allowance for loan losses	12,312	12,613	13,513	11,114	9,107
Deposits	914,271	873,057	916,226	745,085	775,448
Federal Home Loan Bank Advances	134,024	120,025	133,415	128,417	198,418
Total liabilities	1,270,709	1,254,721	1,162,769	973,799	1,094,182
Shareholders’ equity	53,130	50,600	60,008	47,308	48,440

Performance Ratios
Return on average assets	0.95%	1.01%	0.89%	0.24%	0.65%
Return on average equity (1)	20.67	21.09	19.93	5.27	13.84
Interest rate spread	2.96	2.29	2.48	2.56	2.72
Net interest margin	3.07	2.55	2.89	3.04	3.22
Ratio of average interest-earning assets to average interest-bearing liabilities	102.38	104.69	106.72	109.40	109.14
Ratio of non interest expense to average assets	4.47	4.81	4.80	5.71	4.71
Efficiency ratio	76.81	74.99	76.87	88.91	75.42
Average equity to average assets (1)	4.59	4.78	4.46	4.52	4.70

Asset Quality Data
Net charge-offs to average loans, net of unearned income	0.54%	0.75%	0.35%	0.18%	0.28%
Nonperforming assets to average total assets	2.30	2.22	2.12	1.33	1.16

Nonperforming loans to average total loans, net of unearned income	2.80	2.53	2.21	1.19	1.38
Allowance for loan losses to total loans, net of unearned income	1.47	1.60	1.51	1.49	1.12
Allowance for loan losses to total nonperforming assets	38.57	47.02	56.12	77.08	75.92

Capital Ratios(2)
Tangible capital (tier 1 to total assets)	8.43%	7.66%	8.05%	8.64%	7.00%
Tier 1 capital (to risk weighted assets)	12.38	10.64	10.02	11.86	9.96
Total risk-based capital (to risk weighted assets)	13.57	11.78	11.04	12.10	10.38

   (1)    Equity used to calculate this ratio excludes components of accumulated other comprehensive income.

   (2)    Capital ratio data for all periods presented are for New South only.

Quarterly Results of Operations (Unaudited)

The quarterly results of operations for the years ended December 31, 2002 and 2001 are as follows:

	2002

	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(In thousands, except per share data)
Interest income	$95,242	$23,686	$24,501	$23,912	$23,143
Interest expense	56,520	13,749	13,859	14,335	14,577
Net interest income	38,722	9,937	10,642	9,577	8,566
Provision for loan losses	4,885	—	1,799	1,475	1,611
Noninterest income	42,070	11,148	10,407	9,587	10,928
Noninterest expense	62,054	16,761	15,880	14,569	14,844
Income before income taxes	13,853	4,324	3,370	3,120	3,039
Net income	13,153	4,127	3,180	2,959	2,887
Per common share:
Net income(1)	$10.47	$3.29	$2.53	$2.36	$2.30
Weighted average shares outstanding	1,256	1,256	1,256	1,256	1,256

	2001

	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(In thousands, except per share data)
Interest income	$91,507	$22,794	$22,299	$20,738	$25,676
Interest expense	62,767	15,031	15,068	14,980	17,688
Net interest income	28,740	7,763	7,231	5,758	7,988
Provision for loan losses	5,363	1,550	1,000	1,010	1,803
Noninterest income	48,888	13,108	11,718	12,239	11,823
Noninterest expense	58,213	15,716	14,551	14,339	13,607
Income before income taxes and cumulative effect of a change in accounting principle	14,052	3,605	3,398	2,648	4,401
Cumulative effect of a change in accounting principle	(1,124)	—	—	—	(1,124)
Net income	12,208	3,415	3,227	2,510	3,056
Per common share:
Net income(1)	$9.72	$2.72	$2.57	$2.00	$2.43
Weighted average shares outstanding	1,256	1,256	1,256	1,256	1,256

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages contained herein are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables, graphs, and financial statements included herein should be considered an integral part of this section. Certain amounts in the prior year’s financial information have been reclassified to conform with the 2002 presentation, with no effect on previously reported net income.

New South Bancshares, Inc. (“Bancshares” or the “Company”) is a closely held unitary thrift holding company headquartered in Birmingham, Alabama. The Company has three wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”), Collateral Agency of Texas, Inc., and New South Management Services, LLC (“NSMS”). NSMS, formed in 2000, performs certain loan related functions for the various mortgage lending units of the Bank. New South has four subsidiaries, Avondale Funding.com, inc. (“Avondale”), New South Agency, Inc., New South Real Estate, LLC, and New South DIL, LLC and significant interests in four joint ventures (the “New South Joint Ventures”). On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank (“AFSB”), (the “Acquisition”). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation (“AFC”) to hold the acquired assets and the assumed liabilities and related operations. In July 1999, AFC’s name was changed to Avondale. On May 31, 2000, New South sold its operations in Avondale and has substantially liquidated its assets (the “Divestiture”).

In November 2002, the Company completed the securitization of approximately $126 million of automobile installment loans (“the 2002 Securitization”), recording a gain of $.2 million. The Company retained the $3.6 million residual interest associated with the 2002 Securitization. Because it occurred late in the year, the 2002 Securitization resulted in little impact on the 2002 results of operations and average earning assets and interest-bearing liabilities, however the year-end 2002 loan balances were affected by the full amount of the loans securitized. In 2001, the Company completed the securitization of approximately $254 million of primarily residential nonconforming mortgage loans (the “2001 Securitization”), recording a gain of $3.7 million. The nature and timing of the 2001 Securitization had a significant impact on the 2001 results of operations as well as December 31, 2001 loan balances and 2001 average earning assets and interest-bearing liabilities. The residual interest associated with the 2001 Securitization was sold to Collateral Investment Corp. (“CIC”), an affiliated company, at fair value of $7.9 million. The Company also completed the securitization of primarily residential nonconforming mortgage loans of $29.0 million in 2000 (“The 2000 Securitization”) and retained the residual interest totaling $.5 million.

The Company, through New South, provides and receives various services from companies affiliated through common ownership. Among the companies are Collateral Mortgage, LTD (“Collateral”), Collateral Mortgage Capital, LLC (“CMC”), CIC, Collat, Inc., and Triad Guaranty Insurance Corporation. Transactions with these affiliates consist of those services normally associated with New South’s lending and loan servicing activities and include management fees for executive services, facilities management, rent, loan servicing and subservicing, and may include the purchase or sale of loans, MSRs, and retained interests in loan securitizations. Many of the Company’s affiliates maintain deposit accounts with New South. Management believes transactions with affiliates are conducted on a fair and equitable basis among all companies. See “—Noninterest Income and Expense.”

Forward Looking Statements

This management discussion and analysis contains certain forward looking information with respect to the financial condition, results of operations, and business of the Company, including the Notes to Consolidated Financial Statements and statements contained in the following discussion with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the allowance for loan losses, expected loan losses, and the impact of inflation, unknown trends, or regulatory action. The Company cautions readers that forward looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

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

General

The Company’s operations principally involve residential mortgage lending, automobile installment lending, residential construction and land lending, commercial real estate lending, manufactured housing lending, and deposit gathering activities. The Company’s residential mortgage lending efforts involve the origination and purchase of residential mortgage loans through its loan origination offices and wholesale sources, the sale of such loans, usually on a pooled or securitized basis, to the secondary market, and the servicing of residential mortgage loans for investors and the Company’s own loan portfolio. The automobile installment lending program involves indirect lending through approximately 525 automobile dealers in 8 Southern states. The Company’s residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. Commercial real estate loans are originated primarily by affiliated companies, but are funded and closed by New South. Commercial real estate loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wide variety of other commercial properties. Commercial real estate loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, pension funds, conduit programs, and government sponsored entities. In addition, New South may hold these loans in its own portfolio. The manufactured housing lending program primarily includes the direct and indirect origination of mortgage loans, including land and home, and nonmortgage loans for the home only, in addition to construction loans that are in place during the preparation phase of the land. The manufactured housing lending activities, including the direct and indirect origination of loans, were significantly curtailed during 2002 and management is considering various alternatives, including discontinuing such lending. The Company conducts deposit gathering activities through its single full service branch located in Birmingham, Alabama, through its telephone banking center, and via the internet. See “Business.”

The Company’s net income results primarily from New South’s operations. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Variations in the volume and mix of interest-earning assets and interest-bearing liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Net income is further affected by the provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of loan administration income and origination fees related to mortgage banking operations, net gains or losses on the sale of investment securities available for sale, gain on the sale of loans and mortgage servicing rights, and other income. Noninterest expense consists primarily of salaries and benefits, net occupancy and equipment expense, and other expenses.

Loans are the largest component of the Company’s earning assets and generally have a more favorable return than other categories of earning assets. Average loans, net of unearned income, were $952.3 million during 2002 and $834.5 million during 2001, totaling 75.4% and 74.1%, respectively, of total average earning assets. Investment securities available for sale are utilized by the Company to provide earnings stability and liquidity. Investment securities available for sale averaged $237.8 million and $206.9 million during 2002 and 2001, respectively.

Deposits are New South’s largest source of funds used to support earning assets. New South’s average deposits were $953.5 million during 2002 and $865.5 million during 2001, totaling 72.5% and 76.0%, respectively, of total average interest-bearing liabilities and noninterest-bearing deposits. The Company has generally been able to attract and retain deposits by offering nationally competitive rates. The Company has increased its utilization of securities sold under agreements to repurchase (“Security Repo Agreements”) which averaged $172.8 million and $97.4 million during 2002 and 2001, respectively. The Company also continued its use of Federal Home Loan Bank (“FHLB”) advances as an alternative funding source. Average advances increased to $132.5 million in 2002 from $130.2 million in 2001.

New South is required by the Office of Thrift Supervision (“OTS”) to meet certain capital requirements. Among these are minimum tier 1 capital, tangible, and risk-based capital ratios. New South has consistently exceeded these minimum guidelines. At December 31, 2002, New South’s capital ratios place it in the regulatory defined “well capitalized” category.

Critical Accounting Policies

Investment Securities Available for Sale

Investment securities available for sale consist of bonds, notes, debentures, interest only strips and certain equity securities which are classified as available for sale and are carried at fair value. Any unrealized gains or losses are reported as a net amount in accumulated other comprehensive income or loss (“OCI”), net of any tax effect. Realized gains and losses on the sales of investment securities available for sale are determined using the specific identification method and are included in noninterest income. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Interest only strips (“IOs”) are financial investments which represent the right to receive earnings from assets that contain excess interest income which are stripped from the underlying interest earning assets. IOs are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of IOs, the Company uses market prices for comparable assets and a valuation model that calculates the net present value of the estimated cash flows. Interest income is recorded on these securities based on their expected internal rates of return, which are reevaluated periodically, but no less frequently than quarterly. A quarterly impairment analysis is performed using discounted cash flow methodology comparing actual to projected results. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Residual Interests in Loan Securitizations

Residual interests in loan securitizations (“Residuals”) are financial investments which represent the right to receive excess cash flow from loan securitizations. Residuals are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of Residuals, the Company uses a valuation model that calculates the net present value of the estimated cash flows and market prices of comparable assets where appropriate. Interest income is recorded on these securities based on their expected internal rates of return, which are reevaluated periodically, but no less frequently than quarterly. A quarterly impairment analysis is performed using discounted cash flow methodology comparable to yields on similar assets. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Loans Available for Sale

Loans available for sale are reported at the lower of cost or fair value, as determined in the aggregate. Gains or losses on the sales of these assets are included in noninterest income while interest collected on these assets is included in interest income. Loans available for sale consist primarily of mortgage loans in the process of being sold to third party investors.

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

Certain impaired loans may be reported at the present value of expected future cash flows using the loan’s effective interest rate. Others are reported at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment.

It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt. Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis. Generally, New South has a mortgage lien on all property on which mortgage loans are made in order to protect New South’s interest in both the principal amounts outstanding and interest collections. Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies. Loans collateralized by savings accounts are secured by savings account balances in excess of the outstanding loan amount.

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

While management uses available information to estimate inherent losses at each balance sheet date, future changes to the allowance may be necessary based upon the receipt of additional information. In addition, the Bank’s regulators, as part of their normal examination process, periodically review the allowance for loan losses. Changes to the allowance may be required based upon the regulator’s judgement about information available at the time of their examination.

Mortgage Servicing Rights

The Company sells a substantial portion of its originated loans into the secondary market by securitizing pools of loans and through sales to private investors. Mortgage servicing rights (“MSRs”) are capitalized based on relative fair values of the mortgages and MSRs when the mortgages are sold.

For the valuation of MSRs, management obtains external information, evaluates overall portfolio characteristics and monitors economic conditions to arrive at appropriate prepayment speeds and other assumptions. These characteristics are used to stratify the servicing portfolio on which MSRs have been recognized to determine valuation and impairment. Impairment is recognized for the amount by which MSRs for a stratum exceed their fair value. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to the resultant servicing income stream.

Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments in its operations. IRLCs represent commitments the Company has accepted to extend mortgage credit to borrowers at a specified interest rate and price (“Mortgage Pipeline”). IRLCs exist from the time of acceptance by the Company until the earlier of the commitment’s expiration or funding of the related loan. At the time of funding, the IRLCs become loans available for sale. The Company employs mortgage forward delivery contracts (“Forward Contracts”) and options on financial instruments to hedge changes in the fair value of the Company’s IRLCs and loans available for sale. The IRLCs and their related Forward Contracts, until funding, are undesignated derivatives and do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), so the change in fair value is included in the income statement. Funded IRLCs become loans available for sale, at which time the related Forward Contracts are designated as fair value hedges. Accordingly, until the settlement of those Forward Contracts, no additional net gain or loss has been recognized attributable to hedge ineffectiveness in the income statement.

The Company’s primary funding sources are generally short-term and/or priced at variable interest rates and include, among other sources of funds, certain interest-bearing time deposits and Security Repo Agreements included in federal funds purchased and securities sold under agreements to repurchase. Because of the sensitivity of these short-term funding sources, the Company utilizes interest rate swap contracts (“Swaps”) to change the payment characteristics of the funding source to more closely match the assets being funded. Interest rate caps (“Caps”) are utilized to limit increases in interest expense resulting from rising interest rates. Under SFAS No. 133, the Swaps are designated as cash flow hedges with changes in their fair value, net of any amounts reclassified into the income statement, being included in OCI. The Caps do not qualify for hedge accounting so changes in their fair value are included in the income statement.

During 2000, prior to the adoption of SFAS No. 133, hedge accounting treatment was used if the following criteria applied: (1) the asset or liability hedged exposed the institution, as a whole, to the interest rate risk, (2) the instrument altered or reduced sensitivity to interest rate changes, and (3) the instrument was designated and effective as a hedge. If the designated asset or liability hedged was terminated, matured or was sold, any realized or unrealized gain or loss from the related off-balance sheet product was recognized in noninterest income coincident with the extinguishment or termination. Accordingly, while hedge accounting treatment applied, there was no recognition of the fair value, or change in fair value, for IRLCs or Forward Contracts.

Recent Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). These statements revise the standards of accounting for business combinations and related goodwill and other intangible assets. SFAS No. 141 was generally effective for business combinations after July 1, 2001 and SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with certain provisions effective earlier. The adoption of SFAS No. 142 on January 1, 2002 did not have a significant impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS No. 145”). This statement rescinded SFAS No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was amended to address the accounting for certain lease modifications. Adoption of SFAS No. 145 upon issuance of this statement did not have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of the statement on the consolidated financial position and results of operations is not expected to be material.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (“SFAS No. 147”). This statement amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (“SFAS No. 72”) and SFAS No. 144 and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method (“Interpretation No. 9”). Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 is effective after September 30, 2002 and did not have a material impact on the consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Further, SFAS No. 148 amends the disclosure requirements of SFAS No. 147 to require prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and did not have a material impact on the consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently assessing the impact of FIN 45 and does not expect this Interpretation to have a material impact on the consolidated financial statements. Adoption of the disclosure requirements of FIN 45 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statement, to certain variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46 and does not expect this Interpretation to have a material impact on the consolidated financial statements. Adoption of the disclosure requirements of FIN 46 did not have a material impact on the consolidated financial statements.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net income increased $1.0 million, or 7.8%, from $12.2 million, or $9.72 per share, in 2001, to $13.2 million, or $10.47 per share, in 2002. During 2001, the Company implemented a required change in its accounting for derivative instruments and hedging activities and expensed $1.1 million, or $.89 per share, net of tax benefit, resulting from the cumulative effects of the change in accounting.

Net interest income increased $10.0 million, or 34.7%, to $38.7 million in 2002 from $28.7 million in 2001. See “—Net Interest Income.”

The provision for loan losses decreased $.5 million, or 8.9%, to $4.9 million in 2002 from $5.4 million in 2001. Though nonperforming assets at year-end 2002 exceeded the 2001 levels, net charge-offs were lower during 2002, compared with 2001. See “—Provision and Allowance for Loan Losses.”

Noninterest income decreased $6.8 million, or 13.9%, to $42.1 million in 2002 from $48.9 million in 2001. Noninterest expense increased $3.9 million, or 6.6%, to $62.1 million in 2002 from $58.2 million in 2001. See “—Noninterest Income and Expense.”

The provision for income taxes was $.7 million for both 2002 and 2001, an effective rate of 5.1% for each year. The Company is an S Corporation under the Internal Revenue Code and is not subject to federal corporate taxation. Accordingly, the provision for income taxes is attributable to taxation in states not conforming to federal S Corporation treatment.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income increased $2.1 million, or 20.6%, from $10.1 million, or $8.05 per share, in 2000, to $12.2 million, or $9.72 per share, in 2001. During 2001, as mentioned above, the Company implemented a required change in its accounting for derivative instruments and hedging activities and expensed $1.1 million, or $.89 per share, net of tax benefit, resulting from the cumulative effects of the change in accounting.

Net interest income decreased $2.7 million, or 1.0%, to $28.7 million in 2001 from $31.4 million in 2000. The decrease is attributable to lower average loan balances during 2001 following the 2001 Securitization, compared with 2000, and the impact of the Swaps.

The provision for loan losses decreased $.2 million, or 3.6%, to $5.4 million in 2001 from $5.6 million in 2000. Higher levels of nonperforming assets and net charge-offs during 2001, compared with 2000, offset the effects of lower period end loan levels. See “—Provision and Allowance for Loan Losses.”

Noninterest income increased $9.7 million, or 24.8%, to $48.9 million in 2001 from $39.2 million in 2000. Noninterest expense increased $3.9 million, or 7.3%, to $58.2 million in 2001 from $54.3 million in 2000. See “—Noninterest Income and Expense.”

The provision for income taxes was $.7 million in 2001, an effective rate of 5.1%, and $.6 million in 2000, an effective rate of 6.0%.

Net Interest Income

General

Net interest income is determined by the yields earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average earning assets represents the Company’s net interest rate margin.

During the second quarter of 2001, the Company implemented a strategy to more fully leverage its core capital by purchasing a portfolio of Government National Mortgage Association (“GNMA”) securities (“GNMA Strategy”). The securities acquired under the GNMA Strategy totaled $170.9 million and $197.4 million at December 31, 2002 and 2001, respectively, and averaged $189.9 million and $82.5 million during 2002 and 2001, respectively. The GNMA securities are being funded primarily with Security Repo Agreements. Amounts borrowed under Security Repo Agreements totaled $137.7 million and $181.0 million at December 31, 2002 and 2001, respectively, and averaged $162.2 million and $77.4 million during 2002 and 2001, respectively. As part of the GNMA Strategy, the Company also entered into certain Swaps designated as cash flow hedges, as more fully discussed in “Interest Sensitivity”, with notional amounts totaling $120.0 million and $140.0 million at December 31, 2002 and 2001, respectively, with notional amounts averaging $138.2 million and $43.8 million during 2002 and 2001, respectively. This change in the composition of the Company’s interest-earning assets and related interest-bearing liabilities and Swaps, while contributing positive net interest income for both 2002 and 2001 of $3.7 million and $1.5 million, respectively, reduced the net interest rate spread and margin in 2002 and 2001. On a marginal basis, the GNMA Strategy reduced the net interest rate spread and margin by 30 basis points and 20 basis points, respectively, in 2002. During 2001, a similar marginal decrease in both the net interest rate spread and margin of 6 basis points resulted from the GNMA Strategy.

Overall, net interest income increased $10.0 million, or 34.7%, to $38.7 million in 2002 from $28.7 million in 2001 as a result of the combined effects of an increase in average loans and widening net interest rate spread, despite the impact of Swaps. Average loans increased $117.8 million during 2002, compared with 2001, primarily resulting from loans originated since the 2001 Securitization. During both 2002 and 2001, funding costs declined, however, in 2002 the yield on interest-earning assets declined 59 basis points while the cost of interest-bearing liabilities decreased 126 basis points during the same period. As discussed further in “Interest Sensitivity”, the Company enters into various derivative contracts to reduce its interest rate risk. During periods of declining interest rates, these contracts reduce the benefit the Company realizes from repricing its liabilities. The Company’s Swaps, intended primarily to convert variable rate liabilities to fixed rates, decreased net interest income by $12.7 million and $4.6 million during 2002 and 2001, respectively. During 2002, without the impact of the Swaps, the cost of time deposits and Securities Repo Agreements would have been 3.66 percent and 2.33 percent, respectively. During 2001, excluding the impact of the Swaps, the cost of time deposits and federal funds purchased and securities sold under agreements to repurchase would have been 5.64 percent and 3.90 percent, respectively.

Average Balances, Income, Expenses and Rates

The following table sets forth, for the periods indicated, certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

	Years Ended December 31,

	2002			2001			2000

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$952,283	$77,162	8.10%	$834,465	$72,272	8.66%	$894,681	$84,113	9.40%
Interest-bearing deposits in other banks	11,825	173	1.46	13,603	690	5.07	7,095	519	7.32
Investment securities available for sale	237,814	14,072	5.92	206,941	13,318	6.44	109,328	7,711	7.05
Other investments	60,892	3,835	6.30	71,110	5,227	7.35	74,338	5,661	7.62

Total earning assets	1,262,814	95,242	7.54	1,126,119	91,507	8.13	1,085,442	98,004	9.03
Allowance for loan losses	(12,571)			(12,539)			(12,020)
Other assets	137,092			97,304			64,988

Total Assets	$1,387,335			$1,210,884			$1,138,410

Liabilities and Shareholders’ Equity
Other interest-bearing deposits	$8,138	90	1.11	$4,868	156	3.20	$3,845	156	4.06
Savings deposits	103,788	2,245	2.16	83,510	3,072	3.68	73,858	3,481	4.71
Time deposits	760,420	36,498	4.80	713,809	44,158	6.19	677,502	44,219	6.53
Federal funds purchased and securities sold under agreements to repurchase	172,822	8,035	4.65	97,417	4,730	4.86	60,132	4,271	7.10
Other borrowings	8,881	548	6.17	11,346	921	8.12	6,904	615	8.91
Federal Home Loan Bank advances	132,478	5,488	4.14	130,196	6,798	5.22	160,397	10,914	6.80
Subordinated debentures	46,893	3,616	7.71	34,500	2,932	8.50	34,500	2,932	8.50

Total interest-bearing liabilities	1,233,420	56,520	4.58	1,075,646	62,767	5.84	1,017,138	66,588	6.55

Noninterest-bearing deposits	81,167			63,362			57,385
Accrued expenses and other liabilities	17,342			15,815			12,599
Shareholders’ equity	55,406			56,061			51,288

Total Liabilities and Shareholders’ Equity	$1,387,335			$1,210,884			$1,138,410

Net interest rate spread			2.96%			2.29%			2.48%

Net interest income		$38,722			$28,740			$31,416

Net interest rate margin			3.07%			2.55%			2.89%

   (1)    Loans classified as nonaccrual are included in the average volume classification. Loan fees for all years presented are included in the interest amounts for loans.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2000 to 2001 and 2001 to 2002. Changes not solely attributable to a change in rate or volume are attributable to a mixture of each.

Analysis of Changes in Net Interest Income

	Years Ended December 31,

	2002 Compared to 2001 Change Attributable to			2001 Compared to 2000 Change Attributable to

	Volume	Rate	Mix	Volume	Rate	Mix

	(In thousands)
Earning Assets
Total loans, net of unearned income(1)	$10,204	$(4,657)	$(657)	$(5,661)	$(6,626)	$446
Federal funds sold	(90)	(491)	64	476	(159)	(146)
Investment securities available for sale	1,987	(1,073)	(160)	6,885	(675)	(603)
Other investments	(751)	(748)	107	(246)	(197)	9

Total interest income	11,350	(6,969)	(646)	1,454	(7,657)	(294)

Interest Bearing Liabilities
Other interest bearing deposits	105	(102)	(69)	42	(33)	(9)
Savings deposits	746	(1,266)	(307)	455	(764)	(100)
Time deposits	2,883	(9,897)	(646)	2,370	(2,307)	(124)
Federal funds purchased and securities sold under agreements to repurchase	3,661	(201)	(155)	2,648	(1,351)	(838)
Other borrowings	(200)	(221)	48	396	(55)	(35)
Federal Home Loan Bank advances	119	(1,405)	(24)	(2,055)	(2,539)	478
Subordinated debentures	1,299	(956)	(343)	—	—	—

Total interest expense	8,613	(14,048)	(1,496)	3,856	(7,049)	(628)

Net interest income	$2,737	$7,079	$850	$(2,402)	$(608)	$334

   (1)    Total loans, net of unearned income, include nonaccrual loans for all years presented.

Interest Sensitivity and Market Risk

Interest Sensitivity

Through policies established by the Bank’s Asset/Liability Management Committee (“Committee” or “ALCO”), the Bank monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The ALCO uses a combination of earnings and fair value sensitivity analyses and traditional gap analyses. These analyses compare the repricings, maturities, and prepayments, as applicable, of New South’s interest-earning assets and interest-bearing liabilities and off balance sheet instruments in order to measure, monitor, and manage interest rate risk. The differences in the various maturities or repricings, known as GAP, are summarized in the analysis below as of December 31, 2002:

Summary Gap Report

	As of December 31, 2002

	Immediate to Three Months	Over Three Months to One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total

	(In thousands)

Interest-bearing deposits in other banks	$7,908	$—	$—	$—	$—	$7,908
Investment securities available for sale	6,783	38,522	82,010	44,573	82,405	254,293
Residual interests in loan securitizations	—	—	9,016	—	—	9,016
Loans available for sale	155,687	—	—	—	—	155,687
Loans net of unearned income	377,097	111,786	184,177	93,400	68,891	835,351

Total Interest-Earning Assets	$547,475	$150,308	$275,203	$137,973	$151,296	$1,262,255

Interest-bearing deposits	$354,585	$340,139	$135,328	$—	$—	$830,052
Federal funds purchased and securities sold under agreement to repurchase	126,680	20,000	—	—	—	146,680
Federal Home Loan Bank advances	20,000	34,000	20,000	60,000	24	134,024
Notes payable	8,242	—	—	—	—	8,242
Subordianted debentures	—	—	—	—	50,500	50,500

Total Interest-Bearing Liabilities	$509,507	$394,139	$155,328	$60,000	$50,524	$1,169,498

Periodic Gap	$37,968	$(243,831)	$119,875	$77,973	$100,772
Cumulative Gap	37,968	(205,863)	(85,988)	(8,015)	92,757
Impact of Swaps	330,000	(10,000)	(300,000)	(20,000)	—
Hedged Periodic Gap	367,968	(253,831)	(180,125)	57,973	100,772
Hedged Cumulative Gap	367,968	114,137	(65,988)	(8,015)	92,757

The Company’s interest rate sensitivity analysis evaluates interest rate risk based on the impact of various interest rate scenarios on the net interest income and the fair value of the portfolio equity (“MVPE”). The MVPE analysis is required quarterly by the OTS. The Company also uses an earnings simulation model to determine the effects of several interest rate scenarios on the Company’s net interest income. ALCO meets semi-monthly to monitor and evaluate the interest rate risk position of New South and to formulate and implement strategies for mitigating the interest rate risk and increasing the net interest rate margin and net income.

Brokered deposits, or deposits received through third party depositor representatives, are considered to be highly interest rate sensitive and are reflected in interest rate risk analyses reviewed by ALCO. Additionally, both the Committee and New South’s Board of Directors are apprised of the level of brokered deposits on an ongoing basis.

For relatively short-term rate changes, the impact on income would be insignificant. However, a significant, sustained change in rates could have a significant impact on earnings, depending upon the magnitude and direction of the change. As of December 31, 2002, the Company’s interest rate risk management model indicated that projected net interest income would increase by 0.86% assuming an instantaneous increase in interest rates of 100 basis points, or increase by 2.60% assuming an instantaneous decrease of 100 basis points. All measurements of interest rate risk sensitivity fall within guidelines established by New South’s Board of Directors.

New South uses Swaps and Caps to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its Swaps and Caps through a review of the creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

At December 31, 2002, New South had Swaps with notional amounts totaling $390 million. $380 million of the Swaps were receive variable/pay fixed Swaps designated to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At December 31, 2002 these Swaps were designated as cash flow hedges under SFAS No. 133, for $120 million of Security Repo Agreements and $260 million of certain time deposits. Additionally, the Company has entered into $10 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company’s overall funding. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty. If called, the Company has the right to call the certificates of deposit. At December 31, 2002, the fair value of the Swaps increased hedged interest-bearing deposits and Securities Repo Agreements by $14.0 million and $9.1 million, respectively. At December 31, 2002, OCI included an after-tax loss of $21.8 million, net of $.2 million reclassified on a cumulative basis as additional interest expense attributable to hedge ineffectiveness.

New South also had $75 million in Caps outstanding at December 31, 2002. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio as noted in the Summary Gap Report. The Caps generally serve to mitigate the Company’s risk against increases in the costs of liabilities. As a following table shows, the weighted average LIBOR based strike rate for the Caps is 8.00 percent, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. At December 31, 2002, 90 day LIBOR was 1.38 percent. Under SFAS No. 133, the Caps do not qualify for hedge accounting. Accordingly, changes in the fair value of the Caps are recorded through the income statement versus OCI. During 2002, the Company’s other income was reduced by $.3 million for declines in the fair value of the Caps.

The following table sets forth notional values of the Company’s Swap and Cap activity for the years 2000, 2001 and 2002.

	Interest Rate Swaps

	Received fixed	Pay fixed	Interest Rate Caps	Total

	(In thousands)
Balance at January 1, 2000	$35,000	$65,000	$230,000	$330,000
Additions	20,000	100,000	126,350	246,350
Maturities	—	(25,000)	(50,000)	(75,000)

Balance at December 31, 2000	55,000	140,000	306,350	501,350
Additions	35,000	240,000	48,650	323,650
Maturities	—	—	(70,000)	(70,000)
Calls	(45,000)	—	—	(45,000)
Terminations	—	—	(40,000)	(40,000)

Balance at December 31, 2001	45,000	380,000	245,000	670,000
Additions	10,000	—	—	10,000
Maturities	—	—	(30,000)	(30,000)
Calls	(45,000)	—	—	(45,000)
Terminations	—	—	(140,000)	(140,000)

Balance at December 31, 2002	$10,000	$380,000	$75,000	$465,000

The following table sets forth the relative maturities and interest rates related to Swaps and Caps outstanding at December 31, 2002.

	Year of Maturity

	2003	2004	2005	2006	2008 and Thereafter	Total

	(In thousands, except percentages)
Notional amount of receive fixed swap	$—	$—	$—	$—	$10,000	$10,000
Received rate fixed	—	—	—	—	6.00%	6.00%
Pay rate variable	—	—	—	—	1.32	1.32
Notional amount of pay fixed swaps	$70,000	$180,000	$70,000	$30,000	$30,000	$380,000
Received rate variable	1.66%	1.64%	1.66%	1.42%	1.87%	1.65%
Pay rate fixed	6.77	4.48	6.74	4.78	6.01	5.66
Notional amount of caps	$—	$—	$25,000	$50,000	$—	$75,000
Weighted average strike rate	—	—	8.00%	8.00%	—	8.00%

The Company enters into forward commitments and optional commitments to sell loans based on the interest rates of loans currently in the Company’s pipeline. This reduces the impact of future changes in market rates on the value of those loans upon sale. At December 31, 2002, the Company estimated that approximately $53.0 million of unclosed loans in its pipeline would ultimately require funding. Forward commitments totaling approximately $23.2 million existed at December 31, 2002 relating to those loans or unfunded commitments. Under the terms of SFAS No. 133, both the unfunded commitments in the pipeline and the forward commitments related to those loans are considered derivatives requiring that the fair value of each be reported in the balance sheet. These derivatives do not qualify for hedge accounting treatment under SFAS No. 133, therefore the change in fair value is included in the income statement. During 2002, $.1 million is included in gain on sale of loans and mortgage servicing rights for the fair value of these derivatives.

The Company also utilizes forward commitments to reduce the impact of changes in fair value of mortgage loans available for sale until their delivery. Under SFAS No. 133, these forward commitments are considered to be fair value hedges.

Market Risk

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits, FHLB borrowings, and federal funds purchased and securities sold under agreements to repurchase. Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from inherent interest rate risk in its lending, investing and deposit gathering activities. The Company seeks to reduce its exposure to market risk by actively monitoring and managing its interest rate risk. Management relies upon a variety of analyses to monitor and manage its interest rate risk, primarily earnings simulation analysis, market value analysis, and static GAP analysis. Earnings simulation analysis addresses the impact of changes in the level of prevailing interest rates upon the Bank’s earnings by considering the effect of changes in the structure of rates, the relationships between rates, and the resulting changes in the Bank’s operating income. Market value analysis evaluates the impact of instantaneous, parallel rate shocks on the Bank’s MVPE. Static GAP analysis calculates the degree of mismatch between the maturity, repricing, and prepayments of the assets and the maturity and repricing of the deposits and interest-bearing liabilities.

The Company’s primary earning assets, loans and securities, contain certain features within individual types of loans and specific securities that create uncertainty as to expected performance at varying levels of interest rates. In some cases, options exist whereby the borrower may elect to repay the obligation at any time. These prepayment options make anticipating the performance of those instruments difficult in changing rate environments. At December 31, 2002, mortgage backed securities, loans available for sale, and loans, net of unearned income, amounting to $1.2 billion, or 90.1% of total assets, had prepayment risks. Management believes that assumptions used in its simulation of the performance of financial instruments with such risks are appropriate. However, the actual performance of these financial instruments is likely to differ from management’s estimates due to several factors, including the diversity and sophistication of the customer base, the general level of prevailing interest rates and their relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ materially from those indicated by the simulation analysis.

Deposits totaled $914.3 million, or 69.1% of assets, at December 31, 2002. Since deposits are the primary funding source for earning assets, the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income and, therefore, must be quantified by the Company in its simulation analysis.

The following table illustrates the results of simulation analysis used by the Company to determine the extent to which market risk would have affected the net interest rate margin if prevailing interest rates differed from actual rates during 2002 and 2001. The table below ignores any changes to the balance sheet resulting from normal on going operations of the Company. Because of the inherent use of estimates and assumptions in the simulation model used to derive this information, the actual results for 2002 and the future impact of market risk on the Company’s net interest rate margin is likely to differ from that found in the table.

Market Risk
(In thousands, except percentages)

	Year ended December 31, 2002		Year ended December 31, 2001

Change in Prevailing Interest Rates	Net Interest Income Amount	Change from Income Amount	Net Interest Income Amount	Change from Income Amount

+100 basis points	39,055	0.86%	29,717	3.40%
+0 basis points	38,722	—	28,740	—
-100 basis points	39,728	2.60	27,395	(4.68)

Asset Quality

Nonperforming Assets

The following table sets forth the Company’s nonperforming assets for the periods indicated.

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands, except percentages)
Nonaccrual loans(1)	$25,187	$15,291	$16,972	$6,805	$7,629

Restructured loans	1,438	5,786	2,813	3,844	2,944

Total nonperforming loans	26,625	21,077	19,785	10,649	10,573

Foreclosed properties and repossessed assets	5,297	5,748	4,294	3,770	1,423

Total nonperforming assets	$31,922	$26,825	$24,079	$14,419	$11,996

Allowance for loan losses to period-end nonperforming loans	46.24%	59.84%	68.30%	104.37%	86.13%

Allowance for loan losses to period-end nonperforming assets	38.57%	47.02%	56.12%	77.08%	75.92%

Nonperforming assets to period-end loans, net of unearned income, and foreclosed properties and repossessed assets	3.80%	3.37%	2.68%	1.92%	1.47%

Nonperforming loans to period-end loans, net of unearned income	3.19%	2.67%	2.21%	1.42%	1.30%

(1)       Includes all loans contractually past due 90 days or more as to principal or interest.

Management closely monitors loans and other assets classified as nonperforming, which include nonaccrual loans, restructured loans, foreclosed properties and repossessed assets. Management utilizes tracking and monitoring systems to identify potential problem assets within all lending portfolios. It is the Company’s policy to place on nonaccrual status any loan that is contractually 90 days or more past due with respect to principal or interest. Additional loans may be placed on nonaccrual status if facts and circumstances indicate that collection of interest is doubtful. When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed and deducted from interest income. No additional interest is accrued on the loan balance until collection of both principal and interest is reasonably certain.

Beginning in late 2000 and continuing through out 2001 and 2002, general economic conditions declined. Unemployment increased during this period and many companies announced significant layoffs and reductions in the amount of workers’ weekly hours. The tragic events of September 11, 2001 added further stress to the economy.

Nonperforming assets totaled $31.9 million at December 31, 2002, an increase of $5.1 million, or 19.0%, from $26.8 million at December 31, 2001. Nonaccrual loans increased $9.9 million, or 64.7%, to $25.2 million at December 31, 2002 from $15.3 million at December 31, 2001, attributable primarily to the concentration of individual mortgage loans in one development totaling $9.4 million. Restructured loans were $1.4 million at

December 31, 2002, down $4.4 million, or 75.1%, from $5.8 million at December 31, 2001 as a result of a decrease in the number and volume of restructured loans. These previously classified restructured loans were removed from nonperforming assets due to the financial performance of the borrower and improvements in the collateral value of the assets securing the loans. The deterioration in the ratio of nonperforming assets to period-end loans and foreclosed properties and repossessed assets and the ratio of nonperforming loans to period-end loans reflects the relative increase in the volume and amount of nonperforming loans. See the following section “Provision and Allowance for Loan Losses” for a discussion of the adequacy of the allowance.

The increase in nonaccrual loans at December 31, 2001 and 2000 from earlier years is related to the slowing of general economic conditions, and certain repurchased governmental loans relating to the Company’s loan servicing activities. One significant construction lending relationship was added to restructured loans during late 2001. The increased level of foreclosed properties and repossessed assets is due to the foreclosure of construction loans related to the bankruptcy of a developer in Nevada. The deterioration in the ratio of nonperforming assets to period-end loans and foreclosed properties and repossessed assets and the ratio of nonperforming loans to period-end loans is primarily the result of the reduced December 31, 2001 loan levels attributable to the 2001 Securitization and the economic conditions. See the following section “Provision and Allowance for Loan Losses” for a discussion of the adequacy of the allowance.

The amount of interest income earned in 2002 on the $25.2 million of nonaccruing loans outstanding at year-end was approximately $1.0 million. If these loans had been current in accordance with their original terms, additional interest income of approximately $1.0 million would have been earned on these loans in 2002.

The following tables set forth nonperforming loans by portfolio for the dates presented.

	As of December 31,

	2002		2001

	Balance	% of Average Loans per Category	Balance	% of Average Loans per Category

	(In thousands, except percentages)
Residential mortgage	$22,359	5.65%	$13,818	4.45%

Automobile and other installment	1,194	0.67	1,473	0.84

Residential construction and land	568	0.32	3,042	1.65

Commercial real estate	2,504	1.47	2,744	1.94

Total nonperforming loans(1)	$26,625	2.80%	$21,077	2.53%

(1)       There were no nonperforming loans in the commercial portfolio for the periods presented.

As of December 31, 2002, servicing termination triggers were exceeded in one of the securitizations for which the Company has retained the servicing. At December 31, 2002, the Company’s servicing asset was $.8 million for this securitization. The Company has advised the bond insurance company of the matter and the bond insurance company has not expressed any intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

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

The Company’s allowance for loan losses is based upon management’s judgment and assumptions regarding risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The evaluation of the allowance for loan losses includes management’s identification and analysis of loss inherent in various portfolio segments using a credit grading process and specific reviews and evaluations of certain significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general economic conditions in the service area with residential mortgage and automobile installment loan portfolios each being evaluated for impairment. The adequacy of the allowance for loan losses and the effectiveness of the Company’s monitoring and analysis system are also reviewed periodically by the banking regulators.

The following table sets forth certain information with respect to the Company’s allowance for loan losses and the composition of charge-offs and recoveries for each of the last five reporting periods.

Allowance for Loan Losses

	As of and for the Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except percentages)

Loans, net of unearned income, outstanding as of December 31,	$835,351	$789,238	$895,186	$748,277	$812,877

Average loans, net of unearned income	$952,283	$834,465	$894,681	$898,379	$766,780

Balance of allowance for loan losses at beginning of period	$12,613	$13,513	$11,114	$9,107	$7,333

Loans charged off:
Residential mortgage	(2,029)	(3,739)	(1,196)	(1,206)	(186)
Installment	(5,823)	(5,351)	(3,576)	(1,980)	(3,019)
Commercial real estate	(35)	—	(4)	—	—

Total charge-offs	(7,887)	(9,090)	(4,776)	(3,186)	(3,205)

Recoveries of loans previously charged off:
Residential mortgage	967	993	131	140	43
Installment	1,734	1,834	1,479	1,415	992
Commercial real estate	—	—	—	—	—

Total recoveries	2,701	2,827	1,610	1,555	1,035

Net recoveries/(charge-offs)	(5,186)	(6,263)	(3,166)	(1,631)	(2,170)
Provision charged to expense	4,885	5,363	5,565	3,638	3,944

Balance of allowance for loan losses as of December 31,	$12,312	$12,613	$13,513	$11,114	$9,107

Allowance for loan losses to loans, net of unearned income	1.47%	1.60%	1.51%	1.49%	1.12%
Allowance for loan losses to nonperforming loans	46.24%	59.84%	68.30%	104.37%	86.13%
Net charge-offs to average loans, net of unearned income	0.54%	0.75%	0.35%	0.18%	0.28%

Net charge-offs peaked during 2001, but have remained high since 1999. Installment charge-offs have been impacted by the declining economic conditions during 2002, 2001, and 2000. In addition, used car prices declined significantly during the second half of 2001 as a result of the pricing promotions offered on new automobiles by major manufacturers. Residential charge-offs increased during 2001 largely due to higher than normal losses for these types of loans as the Company worked through delinquency and foreclosure issues from the liquidation of Avondale assets. The Company is likely to experience continued high levels of net charge-offs in 2003 due to the economic conditions, the continued liquidation of Avondale assets, and the anticipated growth in installment loans following the 2002 Securitization.

The allowance for loan losses as a percentage of loans declined to 1.47% at December 31, 2002 from 1.60% at December 31, 2001, reflecting the reduction in the installment loan portfolio resulting from the 2002 Securitization and the unique loss experience associated with those loans. The increase in the allowance for loan losses as a percentage of loans from 1.51% at December 31, 2000 to 1.60% at December 31, 2001 reflects the volume of nonperforming assets and general economic conditions at those dates.

The following table sets forth the components of the allowance for loan losses related to the primary segments of the Company’s loan portfolio. All loan amounts are net of unearned income.

Allocation of the Allowance for Loan Losses

	As of December 31,

	2002		2001		2000		1999		1998

	(In thousands, except percentages)
	Allowance Allocation	% of Loans to Total Loans	Allowance Allocation	% of Loans to Total Loans	Allowance Allocation	% of Loans to Total Loans	Allowance Allocation	% of Loans to Total Loans	Allowance Allocation	% of Loans to Total Loans

Residential mortgage	$4,786	42.40%	$3,881	35.47%	$5,107	41.10%	$3,245	41.81%	$2,326	56.03%
Automobile and other installment	3,123	6.59	4,047	20.17	3,840	21.28	4,509	19.43	3,472	6.49
Residential construction and land	1,312	23.40	1,509	20.61	1,665	18.81	550	18.33	499	17.81
Commercial real estate	3,011	23.67	2,816	21.14	2,741	17.61	2,810	19.57	2,810	19.11
Commercial	80	3.94	360	2.61	160	1.20	—	0.86	—	0.56

Total	$12,312	100.00%	$12,613	100.00%	$13,513	100.00%	$11,114	100.00%	$9,107	100.00%

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

Noninterest Income and Expense

Noninterest Income

Noninterest income consists primarily of fees from mortgage banking activities, including origination fees, loan administration fees, gains or losses on sales of loans and mortgage servicing rights, and gains and losses on sales of investment securities available for sale. Total noninterest income decreased $6.8 million, or 13.9%, to $42.1 million in 2002 from $48.9 million in 2001. The following table sets forth, for the periods indicated, the principal components of noninterest income.

	For The Year Ended December 31,

	2002	2001	2000

	(In thousands)
Loan administration income	$7,075	$11,277	$11,409
Origination fees	14,021	11,873	7,826
Other lending fees	2,943	3,969	2,293
Gain/(loss) on sale of investment securities available for sale	2,044	1,206	(639)
Gain on sale of loans and mortgage servicing rights	15,083	19,212	14,599
Other income	904	1,351	3,671

Total noninterest income	$42,070	$48,888	$39,159

The primary component of loan administration income is servicing fee income received from various outside investors. Loan administration income was $7.1 million during 2002, compared with $11.3 million during 2001, a decrease of $4.2 million, or 37.3%, reflecting lower levels of serviced loans and a change in the delivery method for sales of originated conforming mortgage servicing rights from mini-bulk to servicing-released on a flow basis. The Company’s loan administration income included amounts received from affiliates for subservicing certain loans totaling $.5 million in both 2002 and 2001. Loans serviced for others are set forth in the following table:

	As of December 31,

	2002	2001	2000

	(In thousands)

GNMA	$335,343	$385,782	$302,618
Freddie Mac	430,509	506,553	692,141
Fannie Mae	268,211	345,048	130,711
Other investors	863,840	906,594	882,294

Total loans serviced for others	$1,897,903	$2,143,977	$2,007,764

Origination fees increased $2.1 million, or 18.1%, to $14.0 million in 2002 from $11.9 million in 2001 and increased $4.1 million, or 51.7%, from $7.8 million in 2000. Other lending fees decreased $1.0 million, or 25.9%, to $3.0 million in 2002 from $4.0 million in 2001 and increased $1.7 million, or 73.1%, from $2.3 million in 2000. During 2002, the Company emphasized a shift in reported income from charging several miscellaneous loan related fees to one application fee, included in origination fees, resulting in a shift from other lending fees to origination fees, but the combined increase results primarily from the number of residential conforming mortgage loan originations. The following table sets forth, for the periods indicated, loan originations by significant loan type.

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Residential
Conforming	$944,257	$965,346	$542,550
Nonconforming	138,697	158,821	169,259
Automobile and other installment:
Prime	63,993	53,471	68,649
Other	9,966	10,202	18,468
Manufactured housing
Mortgage	2,310	1,883	2,702
Non-mortgage	10,434	16,435	25,787
Residential construction and land	438,418	315,999	261,329
Commercial real estate (1)	127,029	43,430	119,192
Commercial	15,358	11,114	9,440

	$1,750,462	$1,576,701	$1,217,376

   (1)    Consists primarily of commercial real estate loans facilitated by Collateral Mortgage Capital, LLC (“CMC”), for which CMC earns an origination fee. These loans are funded by New South and closed in New South’s name.

The Company sells specific investment securities available for sale from time to time in its attainment of overall liquidity goals and changes in the various interest rate and securities markets. The gains or losses relating to such sales are influenced by multiple factors, including the repayment characteristics of the specific investment security being sold as well as changes in interest rates. The following table sets forth, for the periods indicated, the proceeds and resulting gains or losses from the Company’s sales of investment securities available for sale:

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)

Proceeds from sale of investment securities available for sale	$107,296	$65,763	$85,407

Gain (loss) on sale of investment securities available for sale	$2,044	$1,206	$(639)

During 2002, gains on sales of loans and mortgage servicing rights totaled $15.1 million, a decrease of $4.1 million, or 21.5%, from $19.2 million in 2001. Because of lower prevailing mortgage lending rates resulting in more rapid repayment of mortgage loans serviced for others, the Company recorded a provision for the impairment of its various mortgage loan servicing portfolios of $1.2 million during 2002. Also during 2002, higher than expected credit losses experienced by a securitization completed by the Company in 1999 resulted in a $.8 million write down of the Company’s residual interest in that securitization. Finally in comparing 2002 to 2001, the gain of $.2 million relating to the 2002 Securitization was not comparable to the $3.7 million gain relating to the 2001 Securitization. An increase of $4.6 million, or 31.6%, was experienced in the gain on sales of loans and mortgage servicing rights between 2001 and 2000 primarily as a result of the $3.7 million gain relating to the 2001 Securitization. Securitization activity significantly affected recorded gains and losses and is set forth, for the periods indicated, in the following table.

Loan Securitization Activity

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Loans securitized	$126,000	$254,000	$29,000

Gain on securitization of loans	$182	$3,700	$32

Other income was $.9 million, $1.4 million and $3.7 million during 2002, 2001, and 2000, respectively. Generally, the decrease has resulted for a decrease in servicing related fees charged by the Company and reflects the decline of both the loans serviced for others and loan administration income. Included in 2000 is a one time settlement of a matter relating to Avondale totaling $1.6 million. Management fees received by the Company from affiliated companies totaled $.86 million, $.53 million, and $.76 million during 2002, 2001, and 2000, respectively.

Noninterest Expense

Total noninterest expense increased $3.9 million, or 6.6%, from $58.2 million in 2001 to $62.1 million in 2002. The increase was largely due to increased loan origination volume. The following table sets forth, for the periods indicated, the principal components of noninterest expense:

	For The Year Ended December 31,

	2002	2001	2000

	(In thousands)
Salaries and benefits	$38,931	$34,639	$31,005
Net occupancy and equipment expense	4,197	4,750	5,962
Computer service	2,463	2,951	1,787
Legal and professional	2,221	2,502	1,772
Supplies and printing	1,831	1,726	1,868
Telephone	1,339	1,346	1,291
Advertising and promotion	835	729	810
Other expense	10,237	9,570	9,756

Total noninterest expense	$62,054	$58,213	$54,251

During 2002, salaries and benefits totaled $38.9 million, an increase of $4.3 million, or 12.4% from $34.6 million in 2001 primarily related to higher compensation resulting from an increase in residential loan production volume.

Net occupancy and equipment expense totaled $4.2 million during 2002 and was $4.8 million during 2001, a decrease of $.6 million. The decrease has resulted from assets acquired in previous years becoming fully depreciated. Net occupancy and equipment expense was $4.8 million in 2001 and $6.0 million in 2000, a decrease of $1.2 million, or 20.3%. The 2001 decrease is primarily related to savings resulting from the Divestiture of $.8 million. During 2002, 2001, and 2000, the Company paid rent to an affiliated company totaling $.3 million for each year.

Computer service expenses totaled $2.5 million, $3.0 million, and $1.8 million in 2002, 2001, and 2000, respectively. These expenses relate to the annual costs for maintenance of computer hardware and licensing of the Company’s core application software. Although front-end lending systems were converted during 2002, the decrease of $.5 million in 2002, compared with 2001, reflects fewer major system changes. The increase in 2001,

$1.2 million from 2000, resulted primarily from the consolidation and conversion of loan, deposit, and general ledger accounting systems, including the cost associated with parallel operation of multiple systems and various programming associated with the new systems.

Legal and professional expenses totaled $2.2 million, $2.5 million, and $1.8 million in 2002, 2001, and 2000, respectively. Legal and professional expenses reflect generally higher costs related to the level of nonperforming assets and tax planning fees incurred in 2001.

Supplies and printing expenses, telephone, and other expenses are related to the level of residential loan production volume and were consistent with the loan production variability. Reductions in these expenses resulting from the Divestiture totaled $1.3 million in 2001.

Other noninterest expense increased by $.6 million to $10.2 million in 2002 from $9.6 million in 2001 and reflect both the higher rate of mortgage loan origination activities and expenses associated with carrying higher levels of foreclosed and repossessed assets. The Company routinely transacts business with and receives services from affiliated companies including management services, loan subservicing, and certain facilities management services. During 2002, 2001, and 2000, the Company paid $1.3 million, $1.2 million, and $1.3 million, respectively, to affiliated companies for these services.

Earning Assets

Loans

Loans are the single largest category of earning assets and typically provide higher yields than other categories. Total loans, net of unearned income, increased $46.1 million, or 5.8%, to $835.4 million at December 31, 2002 from $789.2 million at December 31, 2001 and decreased $106.0 million, or 11.8%, to $789.2 million at December 31, 2001 from $895.2 million at December 31, 2000 and increased $146.9 million, or 19.6%, from $748.3 million at December 31, 1999 to $895.2 million at December 31, 2000, reflecting primarily the level of loan securitization activity for automobile installment loans in 2002 and nonconforming residential mortgages in 2001 and 1999.

The following table sets forth the composition of the loan portfolio by category at the dates indicated:

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Residential mortgage
Conforming	$121,514	$153,944	$200,651	$268,377	$127,765
Nonconforming	234,062	127,473	181,410	45,513	328,721

Total residential mortgage loans	355,576	281,417	382,061	313,890	456,486
Automobile and other installment
Automobile
Prime	16,685	101,358	94,923	75,353	39,643
Other	2,879	20,267	18,036	10,010	1,436
Manufactured housing	37,495	39,734	68,665	64,915	12,589

Total installment loans	57,059	161,359	181,624	150,278	53,668

Residential construction and land	195,507	162,635	168,390	136,831	144,771
Commercial real estate	197,948	167,136	157,977	146,072	155,765
Commercial	32,922	20,574	10,689	6,417	4,579

Total loans	839,012	793,121	900,741	753,488	815,269
Less unearned income	3,661	3,883	5,555	5,211	2,392

Loans net of unearned income	$835,351	$789,238	$895,186	$748,277	$812,877

The Company originates and purchases some residential mortgage and automobile installment loans that are available to be sold should liquidity, capital adequacy, loan portfolio mix, or other asset/liability management needs arise. Loans may be securitized or sold directly into the secondary market. The composition of the Company’s loan portfolio may be significantly changed by the timing and amount of these sales.

The largest component of the Company’s loan portfolio is residential mortgage loans. Residential mortgage loans consist of conforming loans, which are originated primarily through the Company’s loan production offices, and nonconforming loans, which are originated primarily through correspondent relationships or through the Company’s retail branch network. Generally, conforming residential mortgage loans adhere to GNMA, Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Housing Administration or Veterans Administration underwriting requirements. Nonconforming residential mortgage loans typically do not exceed the standard agency maximum loan size guidelines, but the borrower may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment histories. See “Business—Residential Mortgage Lending.”

Automobile and other installment loans consist primarily of automobile and manufactured housing loans, for the purchase of the home only. Most of the automobile installment loans are originated on an indirect basis through a network of approximately 525 automobile dealers located in Alabama, Georgia, Florida, Tennessee, Mississippi, North Carolina, South Carolina, and Texas. Dealers are selected based on their financial strength and business references. The majority of New South’s automobile installment loans are considered to be prime loans by industry standards. New South does offer other products to certain qualifying consumers who report credit bureau scores below the prime threshold due to delinquencies on certain accounts or other factors. The Company initiated the manufactured housing lending program in August 1998 providing for direct and indirect origination of loans. The manufactured housing lending activities were significantly curtailed during 2002 and management is considering various alternatives, including discontinuing such lending. See “Business—Automobile Installment Lending.”

As a percentage of loans, net of unearned income, total automobile and other installment loans were 6.8% at December 31, 2002, 20.4% at December 31, 2001 and 20.3% at December 31, 2000. The 2002 decrease in balances resulted from the inclusion of approximately $126 million of automobile loans in the 2002 Securitization, and reflect weaker consumer demand in the automobile lending programs since the end of 2000. The 2000 and 1999 increases in the portfolio reflect lending activity following the $125.0 million securitization of automobile installment loans in 1998.

The Company also makes residential construction and land development loans. As a percentage of loans, net of unearned income, these loans were 23.4% at December 31, 2002, 20.6% at December 31, 2001 and 18.8 % at December 31, 2000. All loans in this category generally mature in one year or less and have a variable interest rate. See “Business—Other Lending.”

Commercial real estate loans are originated primarily by CMC, a subsidiary of Collateral on an indirect basis through mortgage bankers and brokers nationwide. Collateral formed CMC in 2001 and placed all origination and servicing for commercial loans in CMC. New South funds and closes in its name certain commercial real estate loans originated by CMC. These loans are secured by various types of commercial real estate, including multifamily properties, retail shopping centers, mobile home parks, hotels, manufactured home communities and a wide variety of other commercial properties. Many of these loans may be sold in the secondary market by New South to investors such as commercial banks, life insurance companies, pension funds, conduit programs, and government sponsored entities. In addition, New South may hold these loans in its own portfolio. Commercial real estate loans, as a percentage of loans, net of unearned income, were 23.7% at December 31, 2002, 21.2% at December 31, 2001, and 17.6% at December 31, 2000. See “Business—Commercial Real Estate Loans”.

The Company maintains a minimal amount of commercial loans to certain independent automobile dealers to finance such dealers’ automobile inventories. Referred to as Floor Plan Loans, these loans are revolving in maturity and have a variable interest rate. See “Business—Other Lending.”

The amounts of total gross loans, excluding residential mortgage and automobile installment, outstanding at December 31, 2002 and December 31, 2001, based on remaining scheduled repayments of principal due in one year or less, more than one year but less than five years, and more than five years are shown in the following tables. Amounts are classified according to sensitivity to changes in interest rates.

Maturity and Interest Rate Sensitivity of Selected Loan Categories

	As of December 31, 2002

	Due in One Year or Less			Due After One Year But Within Five Years			Due After Five Years

	Fixed Rate	Variable Rate	Sub- Total	Fixed Rate	Variable Rate	Sub- Total	Fixed Rate	Variable Rate	Sub- Total	Total

	(In thousands)
Residential construction and land	$—	$195,507	$195,507	$—	$—	$—	$—	$—	$—	$195,507
Commercial real estate	11,643	48,982	60,625	13,749	85,374	99,123	36,232	1,968	38,200	197,948
Commercial	—	32,922	32,922	—	—	—	—	—	—	32,922

	$11,643	$277,411	$289,054	$13,749	$85,374	$99,123	$36,232	$1,968	$38,200	$426,377

	As of December 31, 2001

	Due in One Year or Less			Due After One Year But Within Five Years			Due After Five Years

	Fixed Rate	Variable Rate	Sub- Total	Fixed Rate	Variable Rate	Sub- Total	Fixed Rate	Variable Rate	Sub- Total	Total

	(In thousands)
Residential construction and land	$—	$162,635	$162,635	$—	$—	$—	$—	$—	$—	$162,635
Commercial real estate	17,716	35,162	52,878	12,762	55,341	68,103	43,286	2,869	46,155	167,136
Commercial	—	20,574	20,574	—	—	—	—	—	—	20,574

	$17,716	$218,371	$236,087	$12,762	$55,341	$68,103	$43,286	$2,869	$46,155	$350,345

Investment Securities

Total investment securities averaged $298.7 million for 2002, of which $189.9 million were related to the GNMA Strategy compared with $278.1 million for 2001, of which $82.5 million were related to the GNMA Strategy, an increase of $20.36 million, or 7.4%. At December 31, 2002, all investment securities were classified as available for sale and recorded at fair value. The Company elected to classify its entire securities portfolio as available for sale in order to maximize flexibility in meeting funding requirements. The following table shows the book value and unrealized gains and losses of the Company’s investment securities available for sale:

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Mortgage-backed securities	$195,621	$6,192	$—	$201,813
U.S. Treasury and federal agency securities	34,652	1,231		35,883
Other	16,597	—	—	16,597

	$246,870	$7,423	$—	$254,293

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Mortgage-backed securities	$242,508	$1,022	$(2,102)	$241,428
U.S. Treasury and federal agency securities	47,929	3,367	(20)	51,276
Other	9,904	—	—	9,904

	$300,341	$4,389	$(2,122)	$302,608

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2002.

Relative Contractual Maturities and Weighted Average Yields

	Due Within One Year		Due After One But Within Five Years		Due After Five But Within Ten Years		Due After Ten Years		Total Amount(2)

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(In thousands, except percentages)
Mortgage-backed securities(1)	$6	5.81%	$5	6.79%	$110	6.30%	$201,692	6.16%	$201,813
U. S. Treasury and federal agency	6,669	5.14	24,214	5.84	—	—	5,000	6.06	35,883

Total	$6,675	5.14%	$24,219	5.84%	$110	6.30%	$206,692	6.16%	$237,696

Percentage of total portfolio	2.81%		10.19%		0.05%		86.95%

   (1)    Maturity of MBS was determined based on contractual maturity.

   (2)    FHLB Stock of $9.8 million and interest only strip of $6.8 million are not included.

At December 31, 2002 and 2001, 79.4% and 79.8%, respectively of the securities portfolio consisted of mortgage-backed securities. Generally, these securities consist of pooled, homogeneous residential mortgage loans guaranteed by GNMA, FNMA, or FHLMC. These securities are subject to the risk of prepayment on the underlying mortgages. At December 31, 2002 and 2001, 93.5% and 96.7%, respectively of the securities portfolio consisted of United States Treasury and federal agency securities and mortgage-backed securities which are backed by the full faith and credit of the United States government or its agencies. See “–Market Risk.”

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $157.8 million, or 14.6%, to $1.23 billion in 2002 from $1.08 billion in 2001. Average interest-bearing deposits, increased $70.1 million, or 8.7%, to $872.3 million in 2002 from $802.2 million in 2001. Average federal funds purchased and Security Repo Agreements, increased by $75.4 million, or 77.4% to $172.8 million in 2002 from $97.4 million in 2001. The change in average federal funds purchased and Security Repo Agreements reflects the net increase resulting from a full year utilization of Security Repo Agreement funding related to the Company’s GNMA Strategy during 2002, compared with such funding being utilized for part of 2001 with a further reduction in 2001 resulting from the proceeds from the 2001 Securitization. Federal Home Loan Bank (“FHLB”) advances averaged $132.5 million during 2002 and $130.2 million and continues to be an integral part of the Company’s overall funding.

Deposits

Deposits are a significant source of funding for the Company. The Company’s loan-to-deposit ratio was 91.4% at December 31, 2002 and 90.4% at December 31, 2001. The Company has been able to attract deposits throughout the United States by consistently paying nationally competitive rates. At December 31, 2002 and 2001, affiliated companies maintained deposit accounts with New South totaling $.6 million and $.8 million, respectively. In addition, CMC, in connection with its commercial loan servicing activities, maintained custodial deposit accounts with New South totaling $68.3 million and $42.4 million at December 31, 2002 and 2001, respectively.

The following table sets forth the average deposits of the Company by category for the dates indicated.

	As of December 31,

	2002	2001	2000

	(In thousands)
Time	$760,420	$713,809	$677,502
Savings	103,788	83,510	73,858
Non-interest bearing	81,167	63,362	57,385
Interest-bearing demand	8,138	4,868	3,845

Total average deposits	$953,513	$865,549	$812,590

The increase in average deposits is primarily due to the increase in average time deposits, which increased $46.6 million, or 6.5%, to $760.4 million in 2002 from $713.8 million in 2001. At December 31, 2002, brokered deposits totaled $391.0 million, or 42.8% of total deposits, compared with $269.6 million at December 31, 2001, or 30.9% of total deposits. The Company has historically relied upon brokered deposits as a significant funding source and is expected to maintain reliance on such funding in the future.

Savings accounts, including money market accounts, averaged $103.8 million in 2002 and $83.5 million in 2001, an increase of $20.3 million, or 24.3%. As rates declined in 2002, balances increased in these more liquid types of accounts.

There was an increase in average noninterest-bearing demand deposits of $17.8 million, or 28.1%, from $63.4 million at December 31, 2001 to $81.2 million at December 31, 2002. This increase is due primarily to an increase in the dollar volume of custodial balances related to the commercial loan servicing activities of CMC.

The maturity distribution of the Company’s time deposits over $100,000 (in thousands) as of December 31, 2002 is set forth in the following table.

Three months or less	$81,288
Over three months through six months	47,931
Over six months through twelve months	140,505
Over twelve months	99,747

$369,471

Approximately 22.0% of the Company’s time deposits over $100,000 had scheduled maturities within 3 months. These deposits are primarily obtained through the broker network.

Borrowed Funds

Borrowed funds consist primarily of federal funds purchased and securities sold under agreements to repurchase and advances from the FHLB. The following table sets forth information regarding the Company’s borrowings over the periods indicated.

	Average Balance	Maximum Outstanding	Ending Balance	Weighted Average Interest Rate at Year-End	Average Rate Paid

	(In thousands, except percentages)
As of and for the year ending December 31, 2002
Federal funds purchased and securities sold under agreement to repurchase	$172,822	$196,749	$146,680	1.78%	4.65%
FLHB advances	132,478	190,024	134,024	3.90%	4.14%
As of and for the year ending December 31, 2001
Federal funds purchased and securities sold under agreement to repurchase	$97,419	$207,123	$196,749	3.11%	4.86%
FLHB advances	130,196	288,415	120,025	4.49%	5.22%
As of and for the year ending December 31, 2000
Federal funds purchased and securities sold under agreement to repurchase	$60,132	$83,808	$53,213	6.66%	7.10%
FLHB advances	160,397	193,416	133,415	6.44%	6.80%

FHLB advances were $134.0 million at December 31, 2002 and $120.0 million at December 31, 2001, an increase of $14.0 million, or 11.7%. Average FHLB advances for 2002 were $132.5 million compared to $130.1 million for 2001. The Company intends to continue using FHLB advances as a significant funding source.

Federal funds purchased and Security Repo Agreements totaled $146.7 million at December 31, 2002 and $196.7 million at December 31, 2001, a decrease of $50.0 million. Average federal funds purchased and Security Repo Agreements for 2002 were $172.8 million compared to $97.4 million for 2001, an increase of $75.4 million, or 77.4%. These increases reflect the utilization of this funding source in the GNMA Strategy. The Company anticipates the continued use of Security Repo Agreements as a funding source of its investment portfolio.

Subordinated Debentures

The Company completed the issuance of $16 million of Trust Preferred Securities (“TPS”) through a private placement with an investment bank which closed on March 26, 2002. Part of the proceeds from the sale of TPS were used to repay the Company’s working capital loans and purchase a residual interest in a loan securitization owned by the Bank in the amount of $5.7 million, its fair value and other corporate purposes, including partial use of the proceeds to make an additional $5.0 million capital investment in the Bank.

Capital

The OTS requires thrift financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0 percent to 100 percent. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital for New South consists of common shareholder’s equity, excluding accumulated other comprehensive income or loss, plus minority interest in consolidated subsidiaries, less a capital haircut for certain MSRs. New South’s Tier 2 capital consists of the general reserve for possible loan losses subject to certain limitations. Certain capital ratios require deductions from Tier 1 capital for certain high loan-to-value ratio loans and low level recourse assets. Consolidated regulatory capital requirements do not apply to thrift holding companies. The following table sets forth the specific capital amounts and ratios for the indicated periods:

Analysis of Capital

	As of December 31,

	2002	2001

	(In thousands, except for percentages)
Shareholder's equity	$95,718	$87,808
Minority interest in consolidated subsidiaries	284	276
Other comprehensive loss	14,748	11,093
Servicing rights capital haircut	(260)	—

Tier 1 capital	110,490	99,177

Allowance for loan losses	10,284	9,910

Tier 2 capital	10,284	9,910

Certain high loan-to-value ratio loans	—	213
Low level recourse deduction	3,716	8,594

Total deductions	3,716	8,807

Total risk-based capital	$117,058	$100,280

Risk-weighted assets (including off-balance sheet exposure)	$862,668	$851,056
Tier 1 leverage ratio	8.43%	7.66%
Total risk-based capital ratio	13.57	11.78
Tier 1 risk-based capital ratio (1)	12.38	10.64

   (1)    Tier 1 capital utilized in the tier 1 capital ratio is reduced by the low level recourse deduction.

New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South’s current capital ratios place New South in the regulatory defined well-capitalized category.

Liquidity Management and Capital Resources

Liquidity management involves monitoring the Company’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.

Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the customers it serves. The Consolidated Statement of Cash Flows, included in this report, provide an analysis of cash from operating, investing, and financing activities for 2002, 2001, and 2000.

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

The Company depends on deposits, including brokered certificates of deposit, FHLB advances, federal funds lines, and Security Repo Agreements as primary sources of liquidity. Brokered deposits approximated 42.8% of total deposits as of December 31, 2002. These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $391.0 million of deposits at December 31, 2002, or are unsolicited and are brought to New South by the Company’s competitive rates. The solicited brokered deposits are utilized as alternative funding sources that are often cheaper than retail deposits or other funding sources. However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain a current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available.

As of December 31, 2002, alternative funding sources included $30.0 million of available lines to purchase federal funds, $2.6 million unused warehousing lines of credit from other financial institutions related to the New South Joint Ventures, and $95.0 million in unused FHLB borrowing capacity. The ability to draw on certain of these funding sources is subject to having sufficient collateral. The Company also had $68.0 million of unpledged investment securities available for sale to serve as security for additional borrowings. Management anticipates continued utilization of loan securitizations to provided additional liquidity in the future. Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source and to insure that adequate reserve sources are available, if needed.

Liquidity may be impacted by certain long-term contractual obligations and commitments summarized in the following tables:

Contractual Obligation

	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

	(In thousands)
Time deposits	$590,298	$93,696	$19,038	$22,594	$725,626
FHLB advances	54,000	80,024	—	—	134,024
Subordinated debentures	—	—	—	50,500	50,500
Operating leases	756	941	234	—	1,931

	$645,054	$174,661	$19,272	$73,094	$912,081

Commitments

	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total

(In thousands)
Letters of credit	$ 12	$ 13	$ 6,561	$ —	$ 6,586
Commitments to extend credit	2,017	4,307	9,665	—	15,989

	$ 2,029	$ 4,320	$ 16,226	$ —	$ 22,575

New South Bancshares, Inc.
Consolidated Financial Statements
December 31, 2002 and 2001

New South Bancshares, Inc.

Consolidated Financial Statements

December 31, 2002 and 2001

Contents

Independent Auditors’ Report	49
Report of Independent Public Accountants	50

Audited Financial Statements
Consolidated Balance Sheeets	51
Consolidated Income Statements	52
Consolidated Statements of Shareholders’ Equity	53
Consolidated Statements of Cash Flows	54
Notes to Consolidated Financial Statements	55

Independent Auditors’ Report

The Board of Directors

New South Bancshares, Inc.

We have audited the accompanying consolidated statement of financial condition of New South Bancshares, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of New South Bancshares, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the two year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New South Bancshares, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Birmingham, Alabama

March 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New South Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of NEW SOUTH BANCSHARES, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New South Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

ARTHUR ANDERSEN LLP

Birmingham, Alabama

February 26, 2002

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT AND ARTHUR ANDERSEN LLP HAS NOT REISSUED THE REPORT.

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share data)

ASSETS
Cash and due from banks	$7,952	$9,499
Interest-bearing deposits in other banks	7,908	16,138
Investment securities available for sale	254,293	302,608
Residual interests in loan securitizations	9,016	8,594
Loans available for sale	155,687	118,267

Loans, net of unearned income	835,351	789,238
Allowance for loan losses	(12,312)	(12,613)

Net Loans	823,039	776,625
Premises and equipment, net	7,483	7,959
Mortgage servicing rights, net	14,145	18,962
Servicing advances	13,063	17,160
Other assets	31,253	29,509

Total Assets	$1,323,839	$1,305,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$84,219	$65,057
Interest-bearing	830,052	808,000

Total Deposits	914,271	873,057
Federal funds purchased and securities sold under agreements to repurchase	146,680	196,749
Federal Home Loan Bank advances	134,024	120,025
Notes payable	8,242	10,295
Subordinated debentures	50,500	34,500
Accrued expenses, deferred revenue, and other liabilities	16,992	20,095

Total Liabilities	1,270,709	1,254,721

Shareholders’ Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at December 31, 2002 and 2001)	1,256	1,256
Additional paid-in capital	29,475	29,475
Retained earnings	37,147	30,962
Accumulated other comprehensive loss, net	(14,748)	(11,093)

Total Shareholders’ Equity	53,130	50,600

Total Liabilities and Shareholders’ Equity	$1,323,839	$1,305,321

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENTS

	Years ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Interest Income:
Interest on securities available for sale	$17,907	$18,545	$13,372
Interest on loans	77,162	72,272	84,113
Interest on other short-term investments	173	690	519

Total Interest Income	95,242	91,507	98,004

Interest Expense:
Interest on deposits	38,833	47,386	47,856
Interest on federal funds purchased and securities sold under agreements to repurchase	8,035	4,730	4,271
Interest on Federal Home Loan Bank advances	5,488	6,798	10,914
Interest on notes payable	548	921	615
Interest on subordinated debentures	3,616	2,932	2,932

Total Interest Expense	56,520	62,767	66,588

Net Interest Income	38,722	28,740	31,416

Provision for Loan Losses	4,885	5,363	5,565

Net Interest Income After Provision for Loan Losses	33,837	23,377	25,851

Noninterest Income:
Loan administration income	7,075	11,277	11,409
Origination fees	14,021	11,873	7,826
Gain/(loss) on sale of investment securities available for sale	2,044	1,206	(639)
Gain on sale of loans and mortgage servicing rights	15,083	19,212	14,599
Other income	3,847	5,320	5,964

Total Noninterest Income	42,070	48,888	39,159

Noninterest Expense:
Salaries and benefits	38,931	34,639	31,005
Net occupancy and equipment expense	4,197	4,750	5,962
Other expense	18,926	18,824	17,284

Total Noninterest Expense	62,054	58,213	54,251

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting Principle	13,853	14,052	10,759
Provision for Income Taxes	700	720	644

Income Before Cumulative Effect of a Change in Accounting Principle	13,153	13,332	10,115

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities, Net of Tax Benefit of $72	—	1,124	—

Net Income	$13,153	$12,208	$10,115

Weighted average shares outstanding	1,256	1,256	1,256

Basic and diluted earnings per share:
Before Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities	$10.47	$10.61	$8.05

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities	$—	$0.89	$—

Net Income	$10.47	$9.72	$8.05

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(In thousands)

Balance at January 1, 2000	$1,256	$29,475	$20,500	$(3,923)	$47,308
Comprehensive Income:
Net income	—	—	10,115	—	10,115
Change in unrealized gain on securities available for sale, net of tax	—	—	—	4,138	4,138

Total comprehensive income					14,253
Common dividends paid ($1.24 per share)	—	—	(1,553)	—	(1,553)

Balance at December 31, 2000	1,256	29,475	29,062	215	60,008
Comprehensive Income:
Net income	—	—	12,208	—	12,208
Other comprehensive income, net of tax
Cumulative effect of a change in accounting for derivative instruments and hedging activities	—	—	—	(3,222)
Net unrealized losses on cash flow hedges	—	—	—	(10,025)
Change in unrealized gain on securities available for sale	—	—	—	1,939

Total other comprehensive loss				(11,308)	(11,308)

Total comprehensive income					900
Common dividends paid ($8.21 per share)	—	—	(10,308)	—	(10,308)

Balance at December 31, 2001	1,256	29,475	30,962	(11,093)	50,600
Comprehensive Income:
Net income	—	—	13,153	—	13,153
Other comprehensive income, net of tax
Net unrealized losses on cash flow hedges	—	—	—	(8,564)
Change in unrealized gain on securities available for sale	—	—	—	4,909

Total other comprehensive loss				(3,655)	(3,655)

Total comprehensive income					9,498
Common dividends paid ($5.55 per share)	—	—	(6,968)	—	(6,968)

Balance at December 31, 2002	$1,256	$29,475	$37,147	$(14,748)	$53,130

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities:
Net income	$13,153	$12,208	$10,115
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (benefit of) deferred taxes	(28)	28	(766)
Accretion of discounts and fees	(450)	(1,589)	(2,275)
Provision for loan losses	4,885	5,363	5,565
Depreciation and amortization	1,589	2,185	2,702
Amortization and impairment of mortgage servicing rights	7,107	4,163	2,959
Cumulative effect of a change in accounting for derivative instruments and hedging activities	—	1,124	—
(Gain) loss on sale of investment securities available for sale	(2,044)	(1,206)	639
Origination of loans available for sale	(993,202)	(1,065,520)	(508,676)
Proceeds from the sale of loans available for sale and servicing rights	1,154,571	1,092,122	450,151
(Gain) loss on sale of premises and equipment	3	(24)	—
Net gain on sale of loans available for sale and mortgage servicing rights	(15,083)	(19,212)	(14,599)
Increase in other assets	(360)	(3,696)	(10,145)
(Increase) decrease in servicing advances	4,097	(7,680)	(2,691)
Increase (decrease) in accrued expenses, deferred revenue and other liabilities	(7,101)	5,490	4,583

Net Cash Provided by (Used in) Operating Activities	167,137	23,756	(62,438)
Investing Activities:
Net (increase) decrease in interest-bearing deposits in other banks	8,230	(5,105)	699
Proceeds from sales of investment securities available for sale	107,296	65,763	85,407
Proceeds from maturities and calls of investment securities available for sale	81,406	79,144	13,472
Purchases of investment securities available for sale	(152,957)	(309,678)	(23,286)
Net (increase) decrease in loan portfolio	(215,231)	82,439	(188,546)
Purchases of premises and equipment	(1,201)	(1,183)	(2,547)
Proceeds from sale of premises and equipment	85	112	1,045
Net (investment in) proceeds from sale of real estate owned	451	(1,454)	164

Net Cash Used in Investing Activities	(171,921)	(89,962)	(113,592)
Financing Activities:
Net increase in noninterest-bearing deposits	19,162	2,020	15,359
Net increase (decrease) in interest-bearing deposits	20,945	(59,135)	155,782
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(57,848)	143,536	2,290
Net increase (decrease) in note payable	(2,053)	(1,304)	6,497
Net increase (decrease) of Federal Home Loan Bank Advances	13,999	(13,390)	4,998
Proceeds from the issuance of subordinated debentures	16,000	—	—
Dividends paid	(6,968)	(10,308)	(1,553)

Net Cash Provided by Financing Activities	3,237	61,419	183,373

Net increase (decrease) in cash and cash equivalents	(1,547)	(4,787)	7,343
Cash and cash equivalents at beginning of year	9,499	14,286	6,943

Cash and cash equivalents at end of year	$7,952	$9,499	$14,286

Supplemental information:
Interest paid	$57,337	$61,007	$63,998
Income taxes paid (received)	$611	$740	$(250)

See accompanying notes to consolidated financial statements.

New South Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2002

1.         Summary of Significant Accounting Policies

New South Bancshares, Inc. (“Bancshares” or the “Company”) is a unitary thrift holding company formed in 1994. The Company has three wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”), Collateral Agency of Texas, Inc., and New South Management Services, LLC (“NSMS”). NSMS was formed during the second quarter of 2000. NSMS performs certain loan related functions for the various mortgage lending units of the Bank. New South has four subsidiaries, Avondale Funding.com, inc. (“Avondale”), New South Agency, Inc., New South Real Estate, LLC, and New South DIL, LLC and significant interest in four joint ventures (the “New South Joint Ventures”). The consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Two of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities. Two New South Joint Ventures are accounted for under the equity method. All significant intercompany accounts or transactions have been eliminated upon consolidation. Certain accounting principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below. Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on previously reported net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes in the near term relate to the estimate of prepayment speeds in connection with the valuation of mortgage servicing rights, interest only strips (“IOs”), and residual interest in loan securitizations (“Residuals”) and the estimation of the allowance for loan losses. The Company’s accounting policies with respect to these matters are discussed further in the footnotes following.

Cash and Due From Banks

For the purpose of reporting cash flows, cash and cash equivalents consist of cash on hand and due from banks. New South maintains cash balances with the Federal Reserve when required. As of December 31, 2002 and 2001, reserve requirements amounted to $1.8 million and $.3 million, respectively.

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

1.         Summary of Significant Accounting Policies – continued

IOs are financial investments which represent the right to receive earnings from assets that contain excess interest income which are stripped from the underlying interest earning assets. IOs are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of IOs, the Company uses market prices for comparable assets and a valuation model that calculates the net present value of the estimated cash flows. Interest income is recorded on these securities based on their expected internal rates of return, which are reevaluated periodically, but no less frequently than quarterly. A quarterly impairment analysis is performed using discounted cash flow methodology comparing actual to projected results. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Residual Interests in Loan Securitizations

Residuals are financial investments which represent the right to receive excess cash flow from loan securitizations. Residuals are recorded as assets by determining the net present value of the excess interest income stream generated by the assets. To determine the fair value of Residuals, the Company uses a valuation model that calculates the net present value of the estimated cash flows and market prices of comparable assets where appropriate. Interest income is recorded on these securities based on their expected internal rates of return, which are reevaluated periodically, but no less frequently than quarterly. A quarterly impairment analysis is performed using discounted cash flow methodology comparable to yields on similar assets. Declines in value judged to be other than temporary as well as realized gains and losses are reported in noninterest income. Key assumptions used in the initial recording and on-going valuation and impairment analyses relate to prepayment speeds, discount rates, and loss experience.

Loans Available for Sale

Loans available for sale are reported at the lower of cost or fair value, as determined in the aggregate. Gains or losses on the sales of these assets are included in noninterest income while interest collected on these assets is included in interest income. Loans available for sale consist primarily of mortgage loans in the process of being sold to third party investors.

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

Certain impaired loans may be reported at the net present value of expected future cash flows using the loan’s effective interest rate. Others are reported at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan – an Amendment of SFAS No. 5 and 15, were $5.5 million and $10.1 million, respectively. The related allowances for loan losses on impaired loans was $.7 million and $1.5 million at December 31, 2002 and 2001, respectively. Impaired loans, net of related allowances for loan losses, averaged $6.7 million during both 2002 and 2001.

1.         Summary of Significant Accounting Policies – continued

It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt. Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis. Generally, New South has a mortgage lien on all property on which mortgage loans are made in order to protect New South’s interest in both the principal amounts outstanding and interest collections. Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies. Loans collateralized by savings accounts are secured by savings account balances in excess of the outstanding loan amount. Nonaccrual loans totaled $25.2 million and $15.3 million at December 31, 2002 and 2001, respectively. The amount of interest income recognized during 2002 and 2001 on nonaccrual loans outstanding at year-end was approximately $1.0 million and $.7 million, respectively. If these loans had been current in accordance with their original terms, additional interest income of approximately $1.0 million and $1.1 million would have been earned on these loans during 2002 and 2001, respectively.

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

While management uses available information to estimate inherent losses at each balance sheet date, future changes to the allowance may be necessary based upon the receipt of additional information. In addition, the Bank’s regulators, as part of their normal examination process, periodically review the allowance for loan losses. Changes to the allowance may be required based upon the regulator’s judgement about information available at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the double-declining balance method over the estimated useful lives of the properties or equipment. Estimated useful lives are generally as follows:

Building	29 - 40 years
Leasehold improvements	7 - 40 years
Furniture and equipment	3 - 7 years

Mortgage Servicing Rights

The Company sells a substantial portion of its originated loans into the secondary market by securitizing pools of loans and through sales to private investors. During 2002 and 2001, the Company sold approximately $350.9 million and $723.7 million, respectively, of mortgage loans primarily in agency securitizations. Mortgage servicing rights (“MSRs”) are capitalized based on relative fair values of the mortgages and MSRs when the mortgages are sold.

For the valuation of mortgage servicing rights, management obtains external information, evaluates overall portfolio characteristics and monitors economic conditions to arrive at appropriate prepayment speeds and other assumptions. These characteristics are used to stratify the servicing portfolio on which MSRs have been recognized to determine valuation and impairment. Stratification is based upon fixed rate versus variable rate loans, with further stratification of fixed rate loans based upon conforming versus nonconforming loans, with the conforming being further stratified by interest rate bands. Impairment is recognized for the amount by which MSRs for a stratum exceed their fair value. Because of lower prevailing mortgage lending rates resulting in more rapid repayment of mortgage loans serviced for others, the Company recorded a provision for the impairment of its various mortgage loan servicing portfolios of $1.2 million during 2002. The Company amortizes MSRs over the estimated lives of the underlying loans in proportion to the resultant servicing income stream.

1.         Summary of Significant Accounting Policies – continued

Foreclosed Real Estate Owned and Repossessed Assets

Real estate owned arises from loan foreclosure or deed in lieu of foreclosure and is reported at the lower of cost or fair value, less expected disposal costs. Any resultant writedown at the time of foreclosure/repossession is charged to the allowance for loan losses. Subsequent gains or losses on the sale or losses from valuation of these properties are credited or charged to income. Costs of improvements made to facilitate sale are capitalized while costs of holding the property are charged to expense. Allowances, if any, are recorded for any anticipated costs to dispose.

Real estate owned, which is included in Other Assets at December 31, 2002 and 2001, totaled $4.5 million and $3.9 million, respectively. Repossessed assets, also included in Other Assets, totaled $.8 million and $1.8 million at December 31, 2002 and 2001, respectively.

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

Income Taxes

The Company has elected S Corporation status. Corporations electing such treatment under the Internal Revenue Code generally are not subject to Federal corporate taxation. Certain states, however, do not recognize S Corporation status; therefore, the Company incurs state income taxes for those jurisdictions. Profits and losses flow through to the S Corporation shareholders directly in proportion to their per share ownership in the entity. Accordingly, shareholders are required to include profits and losses from the Company on their individual income tax returns for federal, and state and local, if applicable, income tax purposes.

Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder’s individual income. The Company declared dividends of $7.0 million, $10.3 million, and $1.6 million during 2002, 2001, and 2000, respectively, which are generally not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

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

The Company and the New South have entered into a tax sharing agreement by which a consolidated return is filed each calendar year.

Earnings Per Share

SFAS No. 128, Earnings Per Share requires dual presentation of basic and diluted earnings per share. There are no dilutive securities issued or outstanding for the years ended December 31, 2002, 2001 and 2000 and, therefore, basic and diluted presentations are the same.

1.         Summary of Significant Accounting Policies – continued

Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments in its operations. IRLCs represent commitments the Company has accepted to extend mortgage credit to borrowers at a specified interest rate and price (“Mortgage Pipeline”). IRLCs exist from the time of acceptance by the Company until the earlier of the commitment’s expiration or the funding of the related loan. At the time of funding, the IRLCs become classified as loans available for sale. The Company employs mortgage forward delivery contracts (“Forward Contracts”) and mortgage options to hedge changes in the fair value of the Company’s IRLCs and loans available for sale. The IRLCs and their related Forward Contracts, until funding, are undesignated derivatives and do not qualify for hedge accounting treatment under SFAS No. 133, so the change in fair value is included in the income statement. Funded IRLCs become loans available for sale, at which time the related Forward Contracts are designated as fair value hedges. Accordingly, until the settlement of those Forward Contracts, no additional net gain or loss has been recognized attributable to hedge ineffectiveness in the income statement.

The Company’s primary funding sources are generally short-term and/or priced at variable interest rates and include, among other sources of funds, certain interest-bearing time deposits and repurchase agreements included in federal funds purchased and securities sold under agreements to repurchase. Because of the sensitivity of these short-term funding sources, the Company utilizes interest rate swap contracts (“Swaps”) to change the payment characteristics of the funding source to more closely match the assets being funded. Interest rate caps (“Caps”) are utilized to limit increases in interest expense resulting from rising interest rates. Under SFAS No. 133, the Swaps are designated as cash flow hedges resulting in changes in their fair value, net of any amounts reclassified into the income statement, being included in accumulated other comprehensive income (loss) (“OCI”). The Caps do not qualify for hedge accounting so changes in their fair value are included in the income statement.

The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No. 133. The following summarizes the impact on earnings from valuation adjustments relating to these derivatives.

	2002	2001

	(In thousands)
Caps	$(285)	$(254)
IRLCs and related Forward Contracts	92	615

	$(193)	$361

1.         Summary of Significant Accounting Policies – continued

During 2001, certain Forward Contracts relating to loans available for sale initially designated as cash flow hedges were redesignated as fair value hedges resulting in the reclassification of $.4 million into gain on the sale of loans and mortgage servicing rights. OCI was increased by $.2 million and $.3 million in 2002 and 2001, respectively, from reclassification into earnings resulting from hedge ineffectiveness. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

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

During 2000, prior to the adoption of SFAS No. 133, hedge accounting treatment was used if the following criteria applied: (1) the asset or liability hedged exposed the institution, as a whole, to the interest rate risk, (2) the instrument altered or reduced sensitivity to interest rate changes, and (3) the instrument was designated and effective as a hedge. If the designated asset or liability hedged was terminated, matured or was sold, any realized or unrealized gain or loss from the related off-balance sheet product was recognized in noninterest income coincident with the extinguishment or termination. Accordingly, while hedge accounting treatment applied, there was no recognition of the fair value, or change in fair value, for IRLCs or Forward Contracts.

Other Off-Balance Sheet Instruments

In the ordinary course of business New South has entered into off-balance sheet financial instruments consisting of commitments to extend credit for certain loans excluded from IRLCs and loans available for sale, and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Recent Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). These statements revise the standards of accounting for business combinations and related goodwill and other intangible assets. SFAS No. 141 was generally effective for business combinations after July 1, 2001 and SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 with certain provisions effective earlier. The adoption of SFAS No. 142 on January 1, 2002 did not have a significant impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement revises the standards of accounting for the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS No. 145”). This statement rescinded SFAS No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was amended to address the accounting for certain lease modifications. Adoption of SFAS No. 145 upon issuance of this statement did not have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of the statement on the consolidated financial position and results of operations is not expected to be material.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (“SFAS No. 147”). This statement amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (“SFAS No. 72”) and SFAS No. 144 and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method (“Interpretation No. 9”). Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 is effective after September 30, 2002 and did not have a material impact on the consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Further, SFAS No. 148 amends the disclosure requirements of SFAS No. 147 to require prominent disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and did not have a material impact on the consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently assessing the impact of FIN 45 and does not expect this Interpretation to have a material impact on the consolidated financial statements. Adoption of the disclosure requirements of FIN 45 did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statement, to certain variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46 and does not expect this Interpretation to have a material impact on the consolidated financial statements. Adoption of the disclosure requirements of FIN 46 did not have a material impact on the consolidated financial statements.

2.         Business Acquisition and Divestiture

On February 17, 1999, New South acquired the assets associated with the national mortgage origination activities of Avondale Federal Savings Bank (“AFSB”), (the “Acquisition”). The Acquisition was recorded under the purchase method; accordingly, the purchase price was allocated to the assets acquired based upon their fair value, with no goodwill being recorded. Concurrent with the Acquisition, New South organized Avondale Funding Corporation (“AFC”) to hold the acquired assets and the assumed acquisition liabilities and related operations. In July 1999, AFC’s name was changed to Avondale Funding.com, inc. (“Avondale”). On May 31, 2000, New South sold its operations in Avondale and has substantially liquidated its assets.

3.         Investment Securities Available For Sale

The fair value and amortized cost of securities available for sale and the related unrealized gains and losses for each category are presented as follows:

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Mortgage-backed securities	$195,621	$6,192	$—	$201,813
U.S. Treasury and federal agency securities	34,652	1,231		35,883
Other	16,597	—	—	16,597

	$246,870	$7,423	$—	$254,293

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Mortgage-backed securities	$242,508	$1,022	$(2,102)	$241,428
U.S. Treasury and federal agency securities	47,929	3,367	(20)	51,276
Other	9,904	—	—	9,904

	$300,341	$4,389	$(2,122)	$302,608

The contractual maturities of the securities available for sale are presented in the following table for 2002 and 2001:

	2002		2001

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)
Due in one year or less	$6,504	$6,669	$—	$—
Due after one year through five years	23,148	24,214	34,568	35,897
Due after five years through ten years	—	—	13,361	15,379
Due after ten years	5,000	5,000	—	—
Mortgage-backed securities	195,621	201,813	242,508	241,428
Equity securities and interest only strips	16,597	16,597	9,904	9,904

	$246,870	$254,293	$300,341	$302,608

3.         Investment Securities Available For Sale – continued

Gross realized gains and losses on securities available for sale, for 2002, 2001, and 2000 are presented in the following table:

	2002	2001	2000

	(In thousands)
Gross realized gains	$2,044	$1,206	$1,362
Gross realized losses	—	—	(2,001)

	$2,044	$1,206	$(639)

At December 31, 2002 and 2001, New South had securities of $177.1 million and $270.2 million, respectively, pledged to secure certain Federal Home Loan Bank (“FHLB”) advances, arrangements for the sale of securities under agreements to repurchase, interest rate swap contracts, and state and municipal deposits.

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income during that or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

	2002

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized losses on cash flow hedges arising during the period	$(8,850)	$(441)	$(8,409)
Reclassification adjustments for net gains related to cash flow hedges included in net income	(163)	(8)	(155)
Net unrealized gains on available for sale securities arising during the period	7,200	349	6,851
Reclassification adjustments for net gains related to available for sale securities included in net income	(2,044)	(102)	(1,942)

	$(3,857)	$(202)	$(3,655)

4.         Comprehensive Income – continued

	2001

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Cumulative effect of a change in accounting for derivative instruments and hedging activities	$(3,428)	$(206)	$(3,222)
Net unrealized losses on cash flow hedges arising during the period	(10,855)	(510)	(10,345)
Reclassification adjustments for net losses related to cash flow hedges included in net income	337	17	320
Net unrealized gains on available for sale securities arising during the period	3,245	160	3,085
Reclassification adjustments for net gains related to available for sale securities included in net income	(1,206)	(60)	(1,146)

	$(11,907)	$(599)	$(11,308)

	2000

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized gains on available for sale securities arising during the period	$3,726	$189	$3,537
Reclassification adjustments for net losses related to available for sale securities included in net income	639	38	601

	$4,365	$227	$4,138

5.         Loans

New South’s primary line of business is the origination of residential mortgage loans which New South classifies as either conforming or nonconforming. Conforming loans are typically single family loans which generally have been underwritten and processed in accordance with standard government or federal agency guidelines including Government National Mortgage Association (“GNMA”), Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). Conforming residential mortgage loans are fixed-rate and adjustable-rate residential first mortgage loans with 15 year or 30 year terms generally secured by owner-occupied residences. Nonconforming loans typically do not exceed the standard agency maximum loan size guidelines but may fail to meet one or more other guidelines relating to creditworthiness, such as acceptable debt ratios and acceptable consumer loan payment histories. New South originates only fixed rate products in the nonconforming residential mortgage area.

The majority of New South’s automobile installment loans are considered to be prime loans by industry standards. Generally, the industry classifies prime and nonprime customers based on the creditworthiness of the consumer. The Company also classifies as prime an immaterial amount of other nonautomobile installment loans, secured by deposits, boats and recreational vehicles, and some unsecured signature loans. The terms of nonprime automobile installment loans are established by New South underwriters based on a variety of factors in accordance with New South’s underwriting guidelines which have been specifically designed to gauge the creditworthiness of nonprime customers. The manufactured housing lending activities, including the direct and indirect origination of loans, were significantly curtailed during 2002 and management is considering various alternatives, including discontinuing such lending.

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

New South’s residential construction and land lending efforts involve making loans to builders for the construction of single family properties and, on a more limited basis, loans for the acquisition and development of improved residential lots. These loans are generally secured by first liens on real estate.

The composition of the loan portfolio as of December 31, 2002 and 2001 was as follows:

	2002	2001

	(In thousands)
Residential Mortgage:
Conforming	$121,514	$153,944
Nonconforming	234,062	127,473

	355,576	281,417
Installment (automobile and other):
Prime	16,685	101,358
Non prime	2,879	20,267
Manufactured housing	37,495	39,734

	57,059	161,359

Residential construction and land	195,507	162,635
Commercial real estate	197,948	167,136
Commercial	32,922	20,574

	839,012	793,121
Less unearned income	3,661	3,883

	$835,351	$789,238

The undisbursed portion of mortgage and construction loans was $98.9 million and $35.1 million at December 31, 2002 and 2001, respectively.

6.         Allowance for Loan Losses

A summary of the activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 as follows:

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$12,613	$13,513	$11,114
Provision for loan losses	4,885	5,363	5,565

Loans charged off	7,887	9,090	4,776
Loan recoveries	(2,701)	(2,827)	(1,610)

Net charge-offs	5,186	6,263	3,166

Balance at end of year	$12,312	$12,613	$13,513

7.         Premises and Equipment

Major classifications of premises and equipment as of December 31, 2002 and 2001 are summarized as follows:

	2002	2001

	(In thousands)

Land	$600	$600
Building and leasehold improvements	6,565	6,553
Furniture and equipment	11,385	10,566

	18,550	17,719
Less accumulated depreciation and amortization	11,067	9,760

	$7,483	$7,959

8.         Mortgage Servicing Rights and Retained Interests

A summary of activity in the MSR accounts for the years ended December 31, 2002 and 2001 is presented in the following table:

	2002	2001	2000

	(In thousands)

Balance at beginning of year	$18,962	$15,232	$14,804
Originated MSRs	3,933	16,342	2,245
Purchased MSRs	1,170	764	857
Sales of MSRs	(2,697)	(9,213)	—
Amortization and impairment	(7,223)	(4,163)	(2,674)

Balance at end of year	$14,145	$18,962	$15,232

Estimated fair value at end of year	$16,398	$20,402	$19,067

8.         Mortgage Servicing Rights and Retained Interests - continued

At December 31, 2002, the fair value and key economic assumptions, as well as the impact resulting from 10 percent and 20 percent adverse changes in those assumptions, are included in the following table. The estimated impact on fair values as disclosed should not be considered indicative of future earnings on the assets or that these values would be realized if or when the servicing rights were sold.

	MSR's	IOs	Residuals

	(In thousands, except percentages)

Estimated fair value	$ 16,398	$ 501	$ 9,016
Annual prepayment rate:
Mortgage loan	18-42%	15%	23-25%
Automobile installment loans	N/A	—	56%
Impact on fair value resulting from change in estimated prepayment rate:
10 % adverse change	($848)	—	($501)
20 % adverse change	(1,644)	—	(1,142)

Credit losses	N/A	—	3.50 - 4.50%
Impact on fair value resulting from change in estimated credit losses
10 % adverse change	N/A	—	($742)
20 % adverse change	N/A	—	(1,482)

During 2002, the Company securitized approximately $126 million of automobile installment loans, recording a gain of $.2 million and retained the residual interest from the securitization totaling $3.6 million. During 2001, the Company securitized approximately $254 million of primarily residential nonconforming mortgage loans, recording a gain of $3.7 million and sold the residual interest from the securitization to an affiliate for $7.9 million, which approximated estimated fair value. For the securitizations indicated, as of December 31, 2002 and 2001, the principal amount of loans, the principal amount of delinquent loans (including foreclosures), and credit losses, net of recoveries, are as follows (in thousands):

	2002			2001

Securitization	Principal Balance Outstanding	Past Due 90 Days Or More	Current Year Net Credit Losses	Principal Balance Outstanding	Past Due 90 Days Or More	Current Year Net Credit Losses

1998-A	$—	$—	$19	$15,390	$191	$489
1999-1	173,523	13,058	4,323	237,470	13,490	1,667
1999-2	87,470	11,774	3,278	145,677	13,348	1,431
2001-1	139,450	12,128	1,729	206,368	7,438	149
2002-1	116,723	227	14	—	—	—

As of December 31, 2002, servicing termination triggers were exceeded in one of the securitizations for which the Company has retained the servicing. At December 31, 2002, the Company’s servicing asset was $.8 million for this securitization. The Company has advised the bond insurance company of the matter and the bond insurance company has not expressed any intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

9.             Deposits

The composition of the deposit base as of December 31, 2002 and 2001 is summarized in the following table:

	2002		2001

	Amount	Percent	Amount	Percent

	(In thousands)
Noninterest bearing demand	$84,219	9.2%	$65,057	7.5%
Interest bearing transaction accounts	6,693	0.7	6,188	0.7
Money market accounts	91,751	10.0	87,102	10.0
Statement savings	5,982	0.7	7,299	0.8

Certificates of deposit:
Less than 2%	137,035	15.0	3,805	0.4
2% to 2.99%	316,121	34.6	192,415	22.0
3% to 3.99%	107,654	11.8	173,168	19.8
4% to 4.99%	43,959	4.8	79,064	9.1
5% to 5.99%	26,784	2.9	52,591	6.0
6% to 6.99%	56,054	6.1	143,290	16.4
More than 7%	38,019	4.2	63,078	7.3

	$914,271	100.0%	$873,057	100.0%

The aggregate amounts of certificates of deposit in denominations greater than $100,000 were approximately $369.5 million and $360.2 million as of December 31, 2002 and 2001, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2002 were as follows (in thousands):

2003	$590,298
2004	59,184
2005	34,512
2006	12,006
2007 and thereafter	29,626

$725,626

The following table summarizes interest expense on deposits for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

	(In thousands)
Interest bearing transaction accounts	$90	$156	$156
Money market accounts	2,120	2,820	3,213
Statement savings	125	252	268
Certificates of deposit	36,498	44,158	44,219

	$38,833	$47,386	$47,856

10.           Federal Home Loan Bank Advances

As of December 31, 2002 and 2001, FHLB advances amounted to $134.0 million and $120.0 million, respectively. The advances outstanding at December 31, 2002 bear interest at rates ranging from 1.30 percent to 7.80 percent, with a weighted average interest rate of 3.90 percent. The advances outstanding at December 31, 2001 bear interest at rates ranging from 1.83 percent to 7.80 percent, with a weighted average interest rate of 4.99 percent. During 2002, the average outstanding balance totaled $132.5 million, with an average rate of 4.14 percent. During 2001, the average outstanding balance totaled $130.2 million, with an average rate of 5.22 percent. Maximum balances outstanding totaled $190.0 million and $288.4 million during 2002, and 2001, respectively. The advances are collateralized by stock in the FHLB, a blanket assignment of mortgage loans, and the pledge of certain investment securities available for sale and commercial real estate loans. Scheduled maturities for the advances outstanding as of December 31, 2002 are as follows (in thousands):

2003	$54,000
2004	10,000
2005 and thereafter	70,024

$134,024

11.           Short-Term Borrowing

The table below provides information relating to the Company’s short-term borrowing as of December 31, 2002 and 2001:

	2002		2001

	Ending Balance	Average Interest Rate at Year End	Ending Balance	Average Interest Rate at Year End

	(In thousands, except percentages)
Federal Funds purchased and securities sold under agreements to repurchase	$134,024	1.78%	$120,025	3.11%
Other notes payable	8,242	5.60	5,903	7.88
Bancshares	—	—	4,392	3.88

	8,242		10,295

	$142,266		$130,320

12.           Subordinated Debentures

The table below provides information relating to the Company’s subordinate debentures as of December 31, 2002 and 2001:

	2002	2001

	(In thousands)

Guaranteed preferred beneficial interests in the Company’s subordinated debentures, 8.5%, due June 30, 2028	$34,500	$34,500
Trust preferred securities, variable rate, due March 26, 2032	16,000	—

	$50,500	$34,500

In June 1998, the Company sold $34.5 million of 8.5 percent cumulative preferred securities issued by New South Capital Trust I (the “Trust”). These preferred securities are collateralized by subordinated debentures issued by the Company and are included on the balance sheet in “Subordinated debentures”. The debentures have a stated maturity of June 30, 2028 and are subject to early redemption, in whole or in part, any time after June 30, 2003, at par.

During March 2002, the Company completed the issuance of $16 million of trust preferred securities (the “2002 Trust Preferred Securities”) by the New South statutory Trust II (collectively with the New South Capital Trust I, the “Trusts”) through a private placement. Part of the proceeds from the sale were used to repay debt, to purchase for $5.7 million, its fair value, a residual interest in a loan securitization owned by New South, and to make an additional $5.0 million capital investment in New South. The trust preferred securities bear an interest rate of 90-day LIBOR plus 360 basis points and will not exceed 11% for the first five years they are outstanding. The trust preferred securities are callable at the Company’s option, at par, beginning March 26, 2007 and mature March 26, 2032.

Under both issues, the Company, through certain guarantees, trust agreements, subordinated debentures and the indentures, taken together, fully, irrevocably and unconditionally guarantees all of each of the Trusts’ obligations with respect to the preferred securities. The Company guarantees the payment of distributions and payments on liquidation or redemption of the preferred securities, but only in each case to the extent of funds held by each of the Trusts. The guarantees do not cover payment of distributions when the Trusts have insufficient funds to pay such distributions. If the Company does not make interest payments on the subordinated debentures held by either Trust, that Trust will have insufficient funds to pay distributions on the preferred securities. In such event, a hold of preferred securities may institute a legal proceeding directly against the Company pursuant to the terms of the guarantees to enforce payment of amounts equal to such distributions to such holder.

The Company’s subordinated debentures and its guarantees are unsecured and subordinated to all senior debt. Accordingly, the subordinated debentures and the guarantees will rank junior in right of payment to all present and future senior debt of the Company and rank pari passu with obligations to or rights of the Company’s other general unsecured creditors. In the case of a bankruptcy or insolvency proceeding involving the Company, the Company’s obligations under the guarantees will rank subordinate and junior in right of payment to all senior liabilities of the Company, but senior to any obligation in respect of any class of capital stock of the Company.

13.           Employee Benefit Plan

As of December 31, 2002, substantially all full-time employees with six months of service were eligible to participate in New South’s 401(k) Defined Contribution Plan. During 2001 and 2000, under the plan, an employee may elect to defer a portion of their wages with New South matching deferrals up to three percent of the first eight percent of the employee’s compensation deferred. Effective January 1, 2002, the Company’s matching deferral became 100 percent on the first three percent of an employee’s compensation contributed to the plan and fifty percent on the next two percent of contributed compensation. The Company recognized expenses related to its matching of eligible employee contributions of $.78 million, $.65 million, and $.50 million for 2002, 2001 and 2000, respectively.

During 2002, the Company established a stock appreciation right compensation plan for an executive of the company. Compensation is recognized to the extent that adjusted book value per share of the Company’s stock, as adjusted under provisions of the plan, exceeds the base year book value per share. During 2002, $.2 million was included in salaries and benefits expense attributable to this plan. All amounts payable under this plan require cash settlement.

14.       Income Taxes

The provisions for (benefit of) state income taxes included in the consolidated income statement are summarized below:

	Current	Deferred	Total

	(In thousands)
2002	$728	$(28)	$700

2001	$692	$28	$720

2000	$1,410	$(766)	$644

At December 31, 2002 and 2001, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

14.       Income Taxes - Continued

Significant components of New South’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are listed in the following table. The Company has not recorded any valuation allowances relating to deferred tax assets in either 2002 or 2001.

	2002	2001

	(In thousands)
Deferred tax asset:
Allowance for loan losses	$616	$631
Derivative instruments and hedge activites	1,170	748
Securitization income	177	461
Deferred expense	—	180
Basis difference for loans and securities	77	—
Other	134	113

	2,174	2,133

Deferred tax liability:
Originated MSRs	659	929
Unrealized gain on securities available for sale	370	113
Basis difference for loans and securities	—	219
Other	165	85

	1,194	1,346

Net deferred tax asset	$980	$787

14.       Income Taxes – continued

Applicable income taxes for financial reporting purposes differ from the amounts computed by applying income tax rates of 5 percent for 2002 and 2001 and 6 percent for 2000, the blended tax rates for states in which the Company operates for the following reasons:

	2002	2001	2000

	(In thousands)
Tax computed at blended state income tax rates	$693	$703	$646
Other, net	7	17	(2)

	$700	$720	$644

15.       Other Noninterest Expense

The following table sets forth the principal components of other noninterest expense for the years ended December 31:

	2002	2001	2000

	(In thousands)
Computer service	$2,463	$2,951	$1,787
Legal and professional	2,221	2,502	1,772
Supplies and printing	1,831	1,726	1,868
Telephone	1,339	1,346	1,291
Advertising and promotion	835	729	810
Other expense	10,237	9,570	9,756

	$18,926	$18,824	$17,284

16.           Capital

Various regulatory capital measures used within the banking industry are indicators of capital adequacy. Among these are leverage, tangible, and risk-based capital ratios. These ratios adjust reported asset and capital amounts by various nonqualifying regulatory assets such as certain mortgage servicing rights and certain nonqualifying intangibles. Regulatory authorities set these minimum ratio standards for banking institutions in order to monitor the capital strength of the institutions. Should the Bank’s capital ratios decline below these minimum standards, it would become subject to a series of increasingly restrictive regulatory actions. The Bank has consistently exceeded these minimum guidelines and it is the intention of management to continue to monitor these ratios to insure regulatory compliance and maintain adequate capital for the Bank. The Bank’s current regulatory ratios place the Bank in the regulatory defined well capitalized category. The capital levels for the Bank under these various measures are noted in the table for December 31, 2002 and 2001. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy guidelines to which it is subject.

	Minimum Requirement		Actual		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands, except percentages)
As of December 31, 2002
Tier I capital (“Tier I”)Tier 1 to total adjusted assets	$39,306	3.00%	$110,490	8.43%	$65,510	5.00%

Tangible capital Tangible capital to total adjusted assets	19,653	1.50	110,490	8.43	N/A	N/A

Total risk-based capital to risk weighted assets	69,013	8.00	117,058	13.57	86,267	10.00

Tier 1 capital Tier 1 to risk weighted assets	N/A	N/A	106,774	12.38	51,760	6.00

As of December 31,2001
Tier I capital Tier 1 to total adjusted assets	$38,866	3.00%	$99,177	7.66%	$64,776	5.00%

Tangible capital Tangible capital to total adjusted assets	19,433	1.50	99,177	7.66	N/A	N/A

Total risk-based capital to risk weighted assets	68,084	8.00	100,280	11.78	85,106	10.00

Tier 1 capital Tier 1 to risk weighted assets	N/A	N/A	90,583	10.64	51,063	6.00

16.       Capital - continued

The Company presently intends to declare dividends in an amount sufficient to enable shareholders to pay income tax at the highest marginal federal, state and local income tax rate of any shareholder of the Company for the applicable period, and since the Company is dependent upon dividends from the Bank, there is no assurance that dividends to shareholders can be timely made. The Bank also presently intends to declare dividends in an amount sufficient to pay such dividends to shareholders and provide debt service on Bancshares debt; however, the Bank is subject to strict regulatory and legal guidelines regarding capital adequacy, dividend policies and other restrictions and rules designed to assure the safety and soundness of the Bank. As of December 31, 2002, the Bank could declare dividends in the amount of $2.5 million without additional consent of the Office of Thrift Supervision.

17.       Derivative Instruments

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

The notional amounts of Swaps at December 31, 2002 and 2001 were $390.0 million and $425.0 million, respectively. During 2002, the average notional amount of Swaps was $415.6 million; the average rate received under the contracts was 2.22 percent and the average rate paid was 5.32 percent, resulting in a decrease in net interest income of $12.9 million. During 2001, the average notional outstanding amount was $293.9 million and the average rates received and paid were 4.29 percent and 5.80 percent, respectively, and decreased net interest income by $4.4 million. At December 31, 2002, the notional amounts and contractual maturities of Swaps were as follows:

Effective Notional Amount	Fair Value	Expiration Year

(In thousands)
$70,000	$(1,566)	2003
180,000	(8,074)	2004
70,000	(7,300)	2005
30,000	(2,206)	2006
40,000	(4,000)	2008 and thereafter

$390,000	$(23,146)

17.       Derivative Instruments - continued

Caps are used to modify and/or reduce New South’s interest rate risk. As of December 31, 2002 and 2001, New South had Caps with major investment banking firms covering New South’s interest rate exposure on short-term liabilities. The effective notional amounts outstanding were $75.0 million at December 31, 2002 and $245.0 million at December 31, 2001. The results of the Caps were an increase in expense of $.3 million, $.2 million and $.8 million for 2002, 2001, and 2000, respectively. At December 31, 2002, the notional amounts and contractual maturities of Caps were as follows:

Effective Notional Amount	Fair Value	Expiration Year

(In thousands)
$25,000	$3	2005
50,000	65	2006

$75,000	$68

18.       Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of estimated fair values for all financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practicable to estimate their value along with pertinent information on those financial instruments for which such values are not available.

Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of New South’s financial instruments, fair values for such instruments are based on management’s assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience, and other economic factors. These estimates are subjective in nature involving uncertainties and matters of significant judgement; therefore, they cannot be determined with precision. Changes in the assumptions could significantly affect the estimates.

For purposes of this disclosure, the carrying value approximates, or is equal to, the fair value of financial instruments for the balance sheet lines captioned: cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, and federal funds purchased and securities sold under agreements to repurchase.

18.       Fair Value of Financial Instruments - continued

The carrying amounts and estimated fair values of other financial instruments are summarized as follows:

	December 31,

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(In thousands)
Financial Assets:
Investment securities available for sale	$254,293	$254,293	$302,608	$302,608
Loans available for sale	155,687	155,687	118,267	118,267
Loans, net of unearned income	835,351	857,613	789,238	802,163
Residuals	9,016	9,016	8,594	8,594
Interest rate cap agreements	65	65	350	350
Commitments to extend credit	893	893	197	197
Financial Liabilities:
Deposits	914,271	926,713	873,057	885,804
FHLB advances	134,024	143,407	120,025	123,000
Notes payable	8,242	8,242	10,295	10,295
Subordinated debentures	50,500	50,328	34,500	30,360
Interest rate swap agreements	23,197	23,197	14,283	14,283
Mandatory forward delivery contracts	1,660	1,660	(1,497)	(1,497)

The following methods and assumptions were used by New South in estimating its fair value disclosures for financial instruments:

Investment Securities Available for Sale and Loans Available for Sale - Fair values for securities and loans available for sale are based on quoted market prices where available. Where quoted market prices are not available, fair values are based on quoted market prices of similar instruments, adjusted for any significant differences between the quoted instruments and the instruments being valued.

Loans - The fair values of variable rate loans that reprice frequently and have no significant change in credit risk are assumed to approximate carrying amounts. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and estimates of maturity based on New South’s historical experience.

Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings accounts, and money market and interest-bearing checking accounts is, by definition, equal to the amount payable on demand or the carrying amount. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

18.       Fair Value of Financial Instruments - continued

FHLB Advances and Notes Payable - The fair values of these advances are determined using discounted cash flow analyses which apply interest rates currently offered.

Subordinated Debentures - Fair values for fixed rate portion of the subordinated debentures, $34.5 million at December 31, 2002 and 2001, are based on quoted market prices. Variable rate instruments, $16.0 million at December 31, 2002, are assumed to represent fair value.

Interest rate Swaps and Caps - Fair values of Swaps and Caps are determined with the use of pricing models or formulas using current assumptions if there are no relevant market comparables.

Commitments to Extend Credit - The value of these financial instruments, including IRLCs, with notional values totaling $96.5 million and $56.9 million at December 31, 2002 and 2001, respectively, is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value.

Letters of Credit - These instruments, with notional values totaling $6.6 million and $6.8 million at December 31, 2002 and 2001, respectively, are short-term in nature and have no unrealized gain or losses associated with them.

Forward Contracts - These derivatives with notional amounts totaling $86.9 million and $109.9 million at December 31, 2002 and 2001, respectively, are valued based upon discounted cash flow analyses, using interest rates currently being offered for underlying loans with similar terms to borrowers of similar credit quality and estimates of maturity based on New South’s historical experience.

19.       Off-Balance Sheet Risk and Commitments

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

New South’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. New South uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Generally, New South will require collateral, margin deposits or other security to support financial instruments with credit or interest risk. Since many of the lending commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

20.       Loan Servicing

Mortgage and installment loans serviced for others are not recorded on New South’s books and, accordingly, are not reflected in the accompanying financial statements. New South is obligated to service the unpaid principal balances of these loans. See Note 21 for a discussion of the servicing arrangement New South has with Collateral Mortgage, LTD. (“Collateral”) and Collateral Mortgage Capital, LLC (“CMC”).

The outstanding mortgage and installment loan amounts serviced for others as of December 31, 2002 and 2001 are summarized below:

	2002	2001

	(In thousands)
GNMA	$335,343	$385,782
FHLMC	430,509	506,553
FNMA	268,211	345,048
Other investors	863,840	906,594

	$1,897,903	$2,143,977

Custodial escrow balances maintained in connection with loan servicing were approximately $6.1 million and $6.2 million at December 31, 2002 and 2001, respectively. These are included with noninterest-bearing deposits.

21.       Related Party Transactions

Due to the nature of their businesses, the operations of New South, Collateral, and CMC are closely involved. Management, systems, and facilities are shared, and, accordingly, there are numerous intercompany transactions. Management monitors all activity and believes that all transactions are made in a fair and equitable manner to New South, Collateral, and CMC. New South collected $.6 million, $.4 million, and $.6 million in management fees from Collateral in 2002, 2001, and 2000, respectively, which were paid monthly. New South collected $.2 million from CMC in 2002 which was paid monthly. New South collected $.06 million, $.13 million, and $.1 million from Collateral Investment Corp. (“CIC”) in 2002, 2001, and 2000, respectively, which are paid monthly. Additionally, management fees were received during 2000 in the amount of $.06 million from Triad Guaranty Insurance Corporation, an affiliate, for services provided. New South paid management fees to Collat, Inc., an affiliate, $.2 million and $.07 million in 2002 and 2001, respectively. New South paid Collateral monthly fees for services provided, including facilities management of $.07 million in each of the years ending December 31, 2002, 2001, and 2000, respectively.

In connection with its commercial loan servicing activities, CMC is required to maintain escrow accounts as trustee for investors and mortgagors. At December 31, 2002, CMC had on deposit with New South approximately $18.0 million and $50.3 million, respectively, in interest-bearing and noninterest-bearing deposit accounts. For 2001, CMC’s interest-bearing and noninterest-bearing deposit accounts totaled $15.0 million and $27.4 million, respectively.

21.       Related Party Transactions – continued

In 1999, New South began servicing on behalf of Collateral all of Collateral’s residential servicing obligations to third parties and Collateral’s owned portfolio. Collateral paid $.5 million in both 2001 and 2000 to New South for these servicing activities under a subservicing agreement based upon industry servicing fee standards. No such services were provided during 2002.

The Company’s affiliates maintain normal business checking and money market accounts at New South. At December 31, 2002, and 2001, these accounts totaled approximately $.6 million, and $.8 million, respectively.

During 2001, New South sold the residual interest of a securitization to CIC for $7.9 million. No gain or loss was recognized on the sale.

New South as a continuation of the Bank’s building of it’s servicing portfolio, purchased $.03 million, $.06 million, and $.8 million, respectively, in servicing rights from Collateral for fair value during 2002, 2001 and 2000, respectively.

New South paid servicing fees to CMC for subservicing its commercial loan portfolio totaling $.4 million and $.3 million during 2002 and 2001, respectively. Prior to March 2001 these services were provided by Collateral and totaled $.1 million and $.4 million during 2001 and 2000, respectively..

In July 1997, the loan production operations of the residential mortgage banking unit of Collateral were transferred into New South. As a result of this change, New South assumed responsibility for 39 residential loan production offices, associated employees, and related operating lease obligations. Under the terms of an agreement with Collateral, a fee was payable semi-annually in installments over a three year period based on a decreasing percentage ranging from .35 percent to .10 percent of the aggregate original principal balances of certain residential mortgage loans originated by New South through June 30, 2000. The fee for 2000 was $.2 million.

22.           Parent Only Financial Information

Financial information and operating results for New South Bancshares, Inc., parent only, is presented as follows:

	December 31,

	2002	2001

	(In thousands except share data)
Balance Sheets:
Assets:
Cash	$449	$64
Residual interest in loan securitization	5,300	—
Investment in subsidiaries:
New South Federal Savings Bank	95,718	87,808
Other	98	98
Other assets	2,126	1,404
Accounts receivable–intercompany	—	118

Total Assets	$103,691	$89,492

Liabilities:
Notes payable	$—	$4,392
Subordinated debentures	50,500	34,500
Accrued expenses and other liabilities	59	—
Accounts payable–intercompany	2	—

Total Liabilities	50,561	38,892

Shareholders’ Equity:

Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at December 31, 2002 and 2001)	1,256	1,256
Additional paid–in capital	29,475	29,475
Retained earnings	37,147	30,962
Accumulated other comprehensive loss, net	(14,748)	(11,093)

Total Shareholders’ Equity	53,130	50,600

Total Liabilities and Shareholders’ Equity	$103,691	$89,492

22.           Parent Only Financial Information - continued

	Year ended December 31,

	2002	2001	2000

	(In thousands)
Income Statements:
Income:
Dividends from subsidiaries	$10,520	$14,709	$3,650
Income from residual interest in loan securitization	420	—	—
Interest on other short-term investments	57	—	—
Impairment of residual interest in loan securitization	(800)	—	—

Total Income	10,197	14,709	3,650

Expenses:
Interest on notes payable	39	326	399
Interest on subordinated debentures	3,616	2,932	2,932
Other expense	159	71	129

Total Expenses	3,814	3,329	3,460

Income before equity in undistributed earnings of subsidiaries	6,383	11,380	190
Equity in undistributed earnings of subsidiaries	6,565	1,791	9,705

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting Principle	12,948	13,171	9,895
Provision for Income Taxes	205	161	220

Income Before Cumulative Effect of a Change in Accounting Principle	13,153	13,332	10,115

Cumulative Effect of a Change in Accounting for Derivative Instruments and Hedging Activities, Net of Tax Benefit of $72	—	1,124	—

Net Income	$13,153	$12,208	$10,115

22.           Parent Only Financial Information – continued

	Year ended December 31,

	2002	2001	2000

	(In thousands)
Statements of Cash Flows:
Operating activities:
Net income	$13,153	$12,208	$10,115
Equity in undistributed earnings of subsidiaries	(6,565)	(667)	(9,705)
Income from residual interest in loan securitization	(420)	—	—
Impairment of residual interest in loan securitization	800	—	—
(Increase) decrease in other assets	(722)	53	53
(Increase) decrease in accounts receivable-intercompany	118	(118)	312
Increase (decrease) in accrued expenses and other liabilities	59	(100)	(69)
Decrease in accounts payable-intercompany	2	(115)	—

Net cash provided by operations	6,425	11,261	706

Investing activities:
Capital contributions to subsidiaries	(5,000)	—	(1)
Investment in residual interest in loan securitization	(5,680)	—	—

Net cash used in investing activities	(10,680)	—	(1)

Financing activities:
Net increase (decrease) in notes payable	(4,392)	(1,108)	1,000
Dividends on common stock	(6,968)	(10,308)	(1,553)
Proceeds from the issuance of subordinated debentures	16,000	—	—

Net cash provided by (used in) financing activities	4,640	(11,416)	(553)

Net increase (decrease) in cash and cash equivalents	385	(155)	152
Cash and cash equivalents at beginning of year	64	219	67

Cash and cash equivalents at end of year	$449	$64	$219

23.           Commitments and Contingencies

Various legal proceedings are pending against the Company. These actions arise in the ordinary course of New South’s business and include actions relating to its lending and servicing activities. Certain of these lawsuits are class actions requesting unspecified or substantial damages. In each case a class has not yet been certified. Although the outcome of any litigation cannot be predicted with certainty, management considers that any potential liability resulting from the proceedings would not have a material adverse impact on the financial condition of the Company.

The Company leases its executive offices, other corporate office space, and its mortgage production branches. Rent expense is included in net occupancy and equipment expense and totaled $1.3 million, $1.4 million, and $1.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. Amounts paid to Collateral for New South’s executive office and other office space totaled $.3 million for each the years ended December 31, 2002, 2001, and 2000, respectively. Amounts received from subleases totaled $.3 million for the year ended December 31, 2002, and $.2 million for the years ended December 31, 2001 and December 31, 2000, respectively. Minimum noncancellable rental payments due as of December 31, 2002 are summarized below (in thousands).

2003	$756
2004	535
2005	406
2006	174
2007	60

$1,931

24.           Segment Reporting

The Company’s reportable segments consist of Residential Mortgage Lending, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management. The accounting policies for each segment are the same as those used by the Company as described in Note 1 – Significant Accounting Policies.

Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company’s network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured by primarily multi-family housing. Automobile Lending consists of originating and servicing loans on automobiles. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company’s overall portfolio of marketable assets as well as the Bank’s funding needs. Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retained the assets generated by each unit, and are credited with the interest income generated by those assets unless the asset is actually sold in the secondary market. The results of such sales also are attributed to each unit. The owning unit pays a market-based funds-use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for 2002, 2001, and 2000 are included in the following tables:

24.       Segment Reporting – continued

	For the year ended December 31, 2002

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$ 46,133	$ 14,661	$ 15,033	$ 17,022	$ 2,393	$ 95,242
Interest expense	—	438	—	52,412	3,670	56,520
Intra-company funds (used) / provided	(26,421)	(5,210)	(4,296)	34,731	1,196	—
Provision for loan losses	2,780	110	1,740	—	255	4,885
Noninterest income	36,433	597	1,426	3,435	179	42,070
Noninterest expense	42,031	266	5,849	3,603	10,305	62,054

Net income (loss) before income taxes	11,334	9,234	4,574	(827)	(10,462)	13,853
Provision for (benefit of) income taxes	568	462	228	(42)	(516)	700

Net income (loss)	$ 10,766	$ 8,772	$ 4,346	$ (785)	$ (9,946)	$ 13,153

Depreciation and amortization, net	$ 525	$ —	$ 96	$ 46	$ 922	$ 1,589
Total assets	764,261	190,785	49,049	279,040	40,704	1,323,839
Capital expenditures	594	—	124	230	253	1,201

	For the year ended December 31, 2001

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$ 43,015	$ 13,001	$ 14,663	$ 19,107	$ 1,721	$ 91,507
Interest expense	3	476	—	58,912	3,376	62,767
Intra-company funds (used) / provided	(21,610)	(6,221)	(4,774)	32,473	132	—
Provision for loan losses	694	50	3,150	—	1,469	5,363
Noninterest income	39,769	378	1,834	3,887	3,020	48,888
Noninterest expense	36,850	240	5,453	4,326	11,344	58,213

Net income (loss) before income taxes and cumulative effect of a change in accounting principle	23,627	6,392	3,120	(7,771)	(11,316)	14,052
Provision for (benefit of) income taxes	1,205	325	159	(398)	(571)	720

Net income before cumulative effect of a change in accounting principle	22,422	6,067	2,961	(7,373)	(10,745)	13,332
Cumulative effect of change in accounting principle	—	—	—	1,124	—	1,124

Net income (loss)	$ 22,422	$ 6,067	$ 2,961	$ (8,497)	$ (10,745)	$ 12,208

Depreciation and amortization, net	$ 832	$ —	$ 111	$ 39	$ 1,203	$ 2,185
Total assets	647,777	143,885	137,160	332,694	43,805	1,305,321
Capital expenditures	569	—	110	33	471	1,183

24.           Segment Reporting – continued

	For the year ended December 31, 2000

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$52,351	$11,088	$12,080	$18,137	$4,348	$98,004
Interest expense	—	—	—	62,995	3,593	66,588
Intra-company funds (used) / provided	(35,158)	(7,823)	(6,086)	49,711	(644)	—
Provision for loan losses	2,011	—	592	—	2,962	5,565
Noninterest income	32,125	519	2,902	(2,169)	5,782	39,159
Noninterest expense	32,727	323	4,526	3,299	13,376	54,251

Net income (loss) before income taxes	14,580	3,461	3,778	(615)	(10,445)	10,759
Provision for (benefit of) income taxes	686	148	189	275	(654)	644

Net income (loss)	$13,894	$3,313	$3,589	$(890)	$(9,791)	$10,115

Depreciation and amortization, net	$1,027	$—	$169	$42	$1,464	$2,702
Total assets	682,249	123,579	104,575	219,371	93,003	1,222,777
Capital expenditures	467	—	16	19	2,045	2,547

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On July 29, 2002, the Board of Directors of the Company dismissed its independent accountants, Arthur Andersen LLP (“Andersen”) and appointed KPMG LLP (“KPMG”) as its new independent accountants. This determination followed the Company’s decision to seek proposals from independent accountants to audit the Company’s financial statements for the fiscal year ending December 31, 2002.

(b) The decisions to dismiss Andersen and to retain KPMG was approved by the Company’s Board of Directors upon recommendation of the Audit Committee.

(c) Andersen’s report on the Company’s 2001 financial statements was issued in March, 2002, in conjunction with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The audit reports of Andersen on the consolidated financial statements of the Company and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

(d) During the Company’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through July 29, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

(e) During the Company’s two most recent fiscal years and the subsequent interim period through July 29, 2002 none of the reportable events described under Item 304(a)(I)(v) of Regulation S-K occurred.

(f) During the Company’s most recent fiscal years ended December 31, 2001, and the subsequent interim period through July 29, 2002, the Company did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(I)(i) and (ii) of Regulation S-K.

(g) The Company had requested Andersen to furnish a letter addressed to the Board of Directors of the Company stating whether Andersen agrees with the above statements. The Company has been informed that Andersen is no longer providing such letters.

Information required by Item 304(a)(2) of Regulation S-K.

The Company engaged KPMG as its new independent accountants as of July 29, 2002, to audit the Company’s consolidated financial statements. During the two (2) most recent fiscal years and through the date of engagement, the Company has not consulted with KPMG on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) the subject matter of a disagreement or reportable event with the Company’s former auditor (as defined in Item 304(a)(2) of Regulation S-K).

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Board of Directors (“Board of Directors”) is divided into three classes, and each of the Company’s five directors is elected into one of these three classes to hold office for a term of three years or until their successors have been elected and qualified. Executive officers serve at the pleasure of the Board of Directors and directors are elected in the annual meeting of stockholders. The directors, executive officers and other key employees of the Company and their ages as of March 31, 2003, are as follows:

Name	Age	Position

Director elected to serve until annual meeting in 2004

(Class II)

Lizabeth R. Nichols	47	Director, Vice President and Assistant Secretary of the Company; Senior Vice President and General Counsel of New South

Directors elected to serve until annual meeting in 2005 (Class I)

William T. Ratliff, Jr.	78	Director and Vice President of the Company; Director of New South

Robert M. Couch	45	Director and Executive Vice President of the Company; Director, President and Chief Executive Officer of New South

David A. Roberts	49	Director of the Company and Director and Senior Vice President of New South

Directors elected to serve until annual meeting in 2003 (Class III)

William T. Ratliff, III	49	Director, Chairman of the Board and President of the Company; Chairman of the Board of New South

Executive Officers Who Are Not Also Directors

David E. Mewbourne	53	Executive Vice President of New South

Roger D. Murphree	56	Acting Chief Financial Officer of the Company and Executive Vice President, Acting Chief Financial Officer and Treasurer of New South

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

Mr. Robert M. Couch has been Executive Vice President of the Company since 1994, and a Director since July 1998. Mr. Couch is responsible for the day-to- day operations of the Company. He has been President and Chief Executive Officer of New South since March 2001, and a Director since January 1995. He was President and Chief Operating Officer of New South from June 1997 to March 2001. From March 1995 to June 1997, he served as Vice Chairman of New South. Mr. Couch has been Managing Director of Collateral since November 2000. From August 1995 to November 2000, Mr. Couch was President of Collateral. From October 1993 to August 1995, Mr. Couch served as Executive Vice President of Collateral. Mr. Couch is also Chairman - Elect of the Mortgage Bankers Association of America.

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

Mr. David A. Roberts has been Director of the Company since May 2002 and a Director of New South since September 1997 and Senior Vice President since July 1997. Mr. Roberts is responsible for New South’s commercial real estate lending activities. Mr. Roberts has been President and Chief Executive Officer of CMC since May 2001. Mr. Roberts has served as President and Chief Operating Officer of Collateral since November 2000. Mr. Roberts served as Executive Vice President and Chief Operating Officer of Collateral from August 1997 to November 2000. From February 1995 to July 1997, he served as Senior Vice President of Collateral. From June 1990 to February 1995, he served as Vice President of Collateral.

Mr. David E. Mewbourne has been Executive Vice President of New South since July 1997. Mr. Mewbourne is responsible for the day to day operations of residential mortgage loan production, underwriting and servicing. From 1995 to June 1997, he was Senior Vice President of New South. Mr. Mewbourne has been Senior Vice President of Collateral since March 1, 1995.

Mr. Roger D. Murphree has been Acting Chief Financial Officer of New South and the Company since July 2002 and Executive Vice President and Treasurer of New South since October 2001. Mr. Murphree was Senior Vice President of New South from December 1997 to October 2001. Mr. Murphree is responsible for overall financial functions and for secondary marketing sales, securitizations, and portfolio trading for the Company. Since December 1996, Mr. Murphree has been a Director of Southland National Insurance Corporation, an affiliate. From 1995 to December 1997, he served as Vice President of New South. Mr. Murphree has been employed by New South since 1985. Mr. Murphree has served as Senior Vice President of Collateral since June 1995.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the named Executive Officers of New South during the last three fiscal years.

Summary Compensation Table

							Long-Term Compensation

							Awards Securities Underlying Options/SARs (#)

Name and Principal Position	Year	Salary		Bonus		Other Compensation(4)		All Other Compensation(6) (7)

	2002	120,000	(1)	100,000	(1)	0	0	51,830
William T. Ratliff, III	2001	187,000		502,000		0	0	51,830
President of the Company	2000	182,278		302,500		0	0	0

	2002	225,720		298,000	(2)	0	9,659(5)	91,910
Robert M. Couch	2001	225,720		297,500		0	0	91,910
Executive Vice President of the Company and President of New South	2001	221,000		120,000		0	0	0

	2002	207,000		150,000	(3)	0	0	72,128
David E. Mewbourne	2001	207,000		125,000		0	0	62,128
Executive Vice President of New South	2000	198,542		90,000		0	0	0

	2002	138,750		50,000	(2)	0	0	51,949
Roger D. Murphree	2001	124,274		37,500		0	0	31,949
Acting Chief Financial Officer of the Company and Executive Vice President, Acting Chief Financial Officer and Treasurer of New South	2000	115,368		27,500		0	0	0

Lizabeth R. Nichols	2002	129,666		35,000	(2)	0	0	31,272
Director and Vice President of	2001	126,166		28,000		0	0	26,272
the Company and Senior Vice	2000	119,452		28,000		0	0	0
President and General Counsel
of New South

______________

     (1)    The base salary and bonus for Mr. Ratliff, III represents only the amounts reimbursed by New South, under the Administration Services Agreement (as defined herein) for services rendered by Mr. Ratliff, III to the Company.

     (2)     Does not include bonus amounts reimbursed by Collateral under the Administrative Services Agreement (as defined herein) for services rendered by executive officers to Collateral. See “Certain Relationships and Related Transactions.”

     (3)    Does not include any bonus amounts deferred by Mr. Mewbourne until 2004.

     (4)    Does not include amounts contributed by the Company to the Executive Officer’s 401(k) plan, the maximum amount which will be contributed to one individual is $8,000, car allowances or benefit credits.

     (5)    The Company has entered into a Stock Appreciation Rights Agreement dated January 1, 2002 with the Executive Vice President of the Company. Under the terms of the Stock Appreciation Rights Agreement, the Executive Vice President is granted awards which are dependent upon the appreciation in value of the underlying shares of Common Stock of the Company. The award, as well as the vesting of such award, is contingent upon certain conditions being met over a period of time. The Chief Executive Officer determines whether and to what extent the grants will be awarded; the value of such grants are payable in cash upon termination of the Executive Vice President's employment, as specified in the grant, with fair market value of the shares being determined as of the date of termination. During 2002, the Executive Vice President was granted annual stock appreciation rights relating to 9,659 shares of Common Stock.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants					Alternative To (f) And (g): Grant Date Value
Name (a)	Number Of Securities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees in Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)	Grant Date Present Value $ (h)
Robert M. Couch	9,659	100%	63.57	(1)	$211,120

(1)  Date of Termination

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND

FY-END OPTIONS/SAR VALUES

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#) Exercisable/Unexercisable (d)	Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) Exercisable/Unexercisable (e)
Robert M. Couch	0	0	9,659	$211,120

     (6)    In 2001 New South implemented an Executive Incentive and Retirement Agreement (“Plan”) which provides for the granting of incentive awards in the form of cash. The Plan is administered by New South’s Compensation Committee of the Board of Directors, which has the sole discretion, subject to the terms of the Plan, to determine those employees, including executive officers, eligible to receive awards, the amount of such awards; formulate the terms and conditions of the awards and make other determinations required in the administration thereof. For the fiscal year 2002, the awards made under the Plan to the executive officers above consisted of awards of cash, subject to certain conditions. Each award deferred will vest 1/3 on the last day of the Plan Year after it is made and 2/3’s on the last day of the second Plan Year and fully vest on the last day of the third Plan Year provided the Executive Officer is employed and in good standing. The vested awards will be paid in lump sum or in monthly installments at New South’s discretion at normal retirement (age 62) or actual retirement if later, death or disability. Awards are discretionary.

     (7)    Includes premiums for supplemental disability insurance paid on behalf of executive officers by New South.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 1, 2003 (unless otherwise noted) with respect to (i) persons the Company believes to be the beneficial owners of 5 percent or more of the Company’s common stock, (ii) each current director and each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all directors and executive officers of the Company, as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage Beneficially Owned(1)
Mary R. Johnson-Butterworth	104,515	(2)	8.32 percent
4731 Old Leeds Road
Birmingham, Alabama 35213

W.T. Ratliff, Jr.	233,720		18.62 percent
2621 Altadena Road
Birmingham, Alabama 35243

J.K.V. Ratliff	180,507		14.38 percent
77 Country Club Boulevard
Birmingham, Alabama 35213

William T. Ratliff, III	137,678	(3)	10.97 percent
3944 Forest Glen Drive
Birmingham, Alabama 35213

Amelie L. Ratliff	98,860		7.87 percent
5 Fuller Street, #1
Brookline, Massachusetts 02446-2452

Daniel T. Ratliff	109,444	(4)	8.72 percent
31315 Pine Run Drive
Ono Island
Orange Beach, Alabama 36561

Carlton McCoy Ray	98,360		7.83 percent
9949 Southwind Drive
Indianapolis, Indiana 46256

Thomas E. Gester	22,390		1.78 percent
3020 Briarcliff Road
Birmingham, Alabama 35223

Robert M. Couch	5,347.60		*
8 Club View Drive
Birmingham, Alabama 35223

All current directors and executive officers as a group (12 individuals)	557,253.60		44.38 percent

______________

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

     (4)    Includes 11,084 shares held by Mr. Daniel T. Ratliff as custodian for the benefit of his minor children.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain affiliated corporations and limited partnerships in which Messrs. Ratliff, Jr., J.K.V. Ratliff and Ratliff, III are majority owners have been customers of New South in the ordinary course of business. These affiliated corporations and limited partnerships include Collateral, CMC, Collat, Collateral Agency, Inc., Triad Guaranty, Inc., and Southland National Insurance Corporation. Outside of normal customer relationships, no directors or officers of the Company, no shareholders holding over five percent of the Company’s voting securities, and no corporations or limited partnerships with which such persons or entities were associated, maintain or have maintained since December 31, 2002, any significant business or personal relationship with the Company or New South, except as described below. The terms of each of the transactions presented herein are similar to those that could have been obtained through negotiations with unaffiliated third parties.

Subservicing Agreement. Collateral has entered into a Subservicing - Agreement with New South to service certain conforming residential mortgage loans for Collateral. The Subservicing Agreement has an indefinite term but may be terminated by Collateral with 60 days notice, provided Collateral pays New South a penalty equal to 1 percent of the aggregate amount of servicing outstanding on the date of termination. New South has the right to terminate the Subservicing Agreement with 30 days notice without penalty. Under the terms of the Subservicing Agreement, Collateral is required to reimburse New South for any non recoverable losses. During 2002, Collateral paid New South $.5 million under the terms of the Subservicing Agreement. New South paid Collateral $.4 million in 2002 for subservicing New South’s owned commercial and construction loan portfolio.

Lease Agreements. New South leases furnished office space from certain affiliates. The Commercial Lease Agreements are each for terms of one year and are automatically renewable. Either party may terminate same with 60 days notice. During 2002 New South paid Collateral $366,717 in rent.

Administrative Services Agreement - New South provides data processing, legal, management, corporate accounting, human resources, mail, telecommunications and public relations services to certain affiliated companies under the terms of an Agreement for Administrative Services effective January 1, 1991 (the “Administrative Services Agreement”). The Administrative Services Agreement is for a term of one year, and is automatically renewable. The Administrative Services Agreement may be terminated by any party with 60 days notice. Administrative services are provided at actual costs, with fees being due quarterly. Any salary or bonus reimbursements made for executive officers are reimbursed when paid to executive officers. During 2002 New South collected $.06 million from Collateral Investment Corporation, $.06 million from Collateral and $.02 million from CMC. During 2002, New South paid $.02 million to Collat, Inc. and $.07 million to Collateral under the terms of the Administrative Services Agreement.

Investment Advisory Agreements. In 2001, Collateral received fees from Triad Guaranty Insurance Corporation and Southland National Insurance Corporation under the terms of Investment Advisory Agreements dated January 1, 1996. These Agreements have an indefinite term and may be terminated by either party with 60 days notice. For investment advisory services rendered, Collateral receives a fee based on the value of the assets actively managed. Collateral’s advisory services are provided by New South personnel in the Capital Markets department who also serve as officers of Collateral. Approximately 20 percent of New South’s Capital Markets department time is expended on these investment advisory services.

During 2002, New South paid $.03 million for certain servicing rights from Collateral.

Indebtedness of Management. The Sarbanes-Oxley Act of 2002 generally prohibits public companies from making personal loans to their directors and executive officers; however, it exempts from this general prohibition loans made by insured depository institutions, such as New South, in accordance with federal banking regulations. Please note “Supervision and Regulation” for further discussion. Certain directors and executive officers of New South and its affiliates are currently indebted to New South for loans. These loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

Additional information concerning Relationships and Transactions with affiliated persons and organizations is incorporated herein by reference to “Footnote 21 - Related Party Transactions” under Item 8 filed herein.

Part IV

ITEM 14.       CONTROLS AND PROCEDURES

The Chief Executive Officer and Acting Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Executive Vice President and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(1)               The following documents are filed as part of this report:

1. Financial Statements (Item 8)

2. Financial Statement Schedules (see index annexed)

(2)               Exhibits:

The exhibits listed in the Exhibit Index on page 102 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(3)               Reports on Form 8-K:

On November 14, 2002, the Company filed a current report on Form 8-K in which it indicated that the quarterly report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission was accompanied by a certification from each William T. Ratliff, III, Chief Executive Officer, and Roger D. Murphree, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of each of the certifications was attached as an exhibit to the current report on Form 8-K.

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

CAPACITY IN WHICH

SIGNATURE	SIGNED	DATE

/s/ WILLIAM T. RATLIFF	Chairman and President	March 28, 2003

William T. Ratliff, III*

/s/ ROGER D. MURPHREE	Vice President Acting Chief Financial Officer	March 28, 2003

Roger D. Murphree

/s/ WILLIAM T. RATLIFF, JR.	Director and Vice President	March 28, 2003

William T. Ratliff, Jr.*

/s/ LIZABETH R. NICHOLS	Director and Vice President	March 28, 2003

Lizabeth R. Nichols

/s/ DAVID A. ROBERTS	Director	March 28, 2003

David A. Roberts*

      *    Lizabeth R. Nichols hereby signs this Report on March 28, 2003 on behalf of each of the indicated persons for whom she is attorney-in-fact pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

/s/ LIZABETH R. NICHOLS

Lizabeth R. Nichols Attorney-In-Fact

Exhibit 99.3

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William T. Ratliff, III, certify that:

1. I have reviewed this annual report on Form 10-K of New South Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ William T. Ratliff, III
William T. Ratliff, III Chief Executive Officer

Exhibit 99.4

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

I, Roger D. Murphree, certify that:

1. I have reviewed this annual report on Form 10-K of New South Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ Roger D. Murphree
Roger D. Murphree Acting Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

*1.1	Form of Underwriting Agreement

*3.1	Certificate of Incorporation of New South Bancshares, Inc.

*3.2	By-Laws of New South Banchares, Inc.

*4.1	Certificate of Trust of New South Capital Trust I

*4.2	Initial Trust Agreement of New South Capital Trust I

**4.3	Form of Junior Subordinated Indenture between the Company and Bankers Trust Company, as Debenture Trustee

**4.4	Form of Amended and Restated Trust Agreement of New South Capital Trust I

**4.5	Form of Preferred Security Certificate for New South Capital Trust I (included as Exhibit A-1 of Exhibit 4.4)

**4.6	Form of Guarantee Agreement for New South Capital Trust I

**5.1	Opinion of Balch & Bingham LLP as to legality of the Junior Subordinated Debentures and the Guarantees to be issued by the Company

**5.2	Opinion of Richards, Layton & Finger, P.A. as to legality of the Preferred Securities to be issued by New South Capital Trust I

***8.1	Opinion and consent of Balch & Bingham LLP regarding certain federal income tax matters

**10.1	Asset Purchase Agreement dated July 1, 1997

**10.2	Lease Agreement dated July 1, 1997

**10.3	Sub Servicing Agreement dated December 31, 1986

**10.4	Loan/Mortgage B Securities Master Participation Agreement dated March 30, 1988

**10.5	Commercial Lease Agreement dated April 20, 1993

**10.6	Commercial Lease Agreement dated January 1, 1998

**10.7	Administrative Services Agreement dated January 1, 1991

**10.8	Real Estate Purchase Agreement dated June 6, 1997

**10.9	Loan Participation Agreement dated November 25, 1997

***10.10	Stock Purchase Agreement dated December 31, 1997

*****10.11	Executive Incentive and Retirement Agreement

21	List of Subsidiaries of New South Bancshares, Inc.

23	Consent of experts and counsel

***23.23	Consent of Balch & Bingham, LLP (included in the opinion in Exhibit 8.1)

**23.3	Consent of Richards, Layton & Finger, P.A. (included in the opinion in Exhibit 5.2)

24.1	Power of Attorney

**25.1

Form T-1 Statement of Eligibility of Bankers Trust Company to act as trustee under (i) the Junior Subordinated Indenture (ii) the Amended and Restated Trust Agreement of New South Capital Trust I and (iii) the Guarantee for the benefit of the holders of Preferred Securities of New South Capital Trust I.

99	Confirmation of Receipt of Assurances

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as to Section 906 of the Sarbanes-Oxley Act of 2002 by William O. Patliff III, Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger D. Murphree, Acting Chief Financial Officer

______________

*          Filed with Registration Statement on Form S-1, filed April 6, 1998, registration No. 333-49459

**       Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1998

***     Filed with Amendment No. 2 to the Registration Statement of Form S-1, filed My 26, 1998

****   Filed with Amendment to Form 8-K, filed November 19, 1998

***** Filed with Annual Report on Form 10-K filed March 29, 2002