Form 10-Q
period 2003-03-31
NEW SOUTH BANCSHARES INC
filed 2003-05-15
CIK 1058991

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003 Commission file number 333-49459

New South Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	63-1132716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Crestwood Boulevard
Birmingham, Alabama	35210
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

NEW SOUTH BANCSHARES, INC.
FORM 10-Q
INDEX

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002	March 31, 2002

	(Unaudited)	(Audited)	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$21,574	$7,952	$8,439
Interest-bearing deposits in other banks	1,588	7,908	5,906
Federal funds sold and securities purchased under agreements to resell	—	—	22,500
Investment securities available for sale	233,443	254,293	292,296
Residual interest in loan securitizations	9,453	9,016	8,692
Loans available for sale	137,444	155,687	103,982
Loans, net of unearned income	879,155	835,351	856,899
Allowance for loan losses	(12,211)	(12,312)	(12,737)

Net Loans	866,944	823,039	844,162
Premises and equipment, net	7,397	7,483	7,891
Mortgage servicing rights, net	11,805	14,145	16,783
Servicing advances	13,038	13,063	16,500
Other assets	30,509	31,253	29,826

Total Assets	$1,333,195	$1,323,839	$1,356,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$75,550	$84,219	$65,456
Interest-bearing	841,967	830,052	881,795

Total Deposits	917,517	914,271	947,251
Federal funds purchased and securities sold under agreements to repurchase	156,699	146,680	185,923
Federal Home Loan Bank advances	130,023	134,024	95,025
Notes payable	7,244	8,242	5,464
Subordinated debentures	50,500	50,500	50,500
Accrued expenses, deferred revenue, and other liabilities	18,039	16,992	18,746

Total Liabilities	1,280,022	1,270,709	1,302,909
Shareholders’ Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at March 31, 2003,December 31, 2002, and March 31, 2002)	1,256	1,256	1,256
Additional paid-in capital	29,475	29,475	29,475
Retained earnings	37,534	37,147	32,845
Accumulated other comprehensive loss, net	(15,092)	(14,748)	(9,508)

Total Shareholders’ Equity	53,173	53,130	54,068

Total Liabilities and Shareholders’ Equity	$1,333,195	$1,323,839	$1,356,977

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,

	2003	2002

	(In thousands)
Interest Income:
Interest on securities available for sale	$3,442	$5,078
Interest on loans	17,324	18,020
Interest on other short-term investments	31	45

Total Interest Income	20,797	23,143
Interest Expense:
Interest on deposits	8,873	10,192
Interest on federal funds purchased and securities sold under agreements to repurchase	1,627	2,157
Interest on Federal Home Loan Bank advances	1,333	1,288
Interest on notes payable	108	192
Interest on subordinated debentures	940	748

Total Interest Expense	12,881	14,577
Net Interest Income	7,916	8,566
Provision for Loan Losses	845	1,611

Net Interest Income After Provision for Loan Losses	7,071	6,955
Noninterest Income:
Loan administration income	686	2,415
Origination fees	3,851	2,591
Gain on sale of investment securities available for sale	2,212	707
Gain on sale of loans and mortgage servicing rights	4,601	4,118
Other income	684	1,097

Total Noninterest Income	12,034	10,928
Noninterest Expense:
Salaries and benefits	10,834	9,276
Net occupancy and equipment expense	958	970
Other expense	5,281	4,598

Total Noninterest Expense	17,073	14,844

Income Before Provision for Income Taxes	2,032	3,039
Provision for Income Taxes	101	152

Net Income	$1,931	$2,887

Weighted average shares outstanding	1,256	1,256
Basic and diluted earnings per share:	$1.54	$2.30

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(In thousands)
Balance at January 1, 2003	$1,256	$29,475	$37,147	$(14,748)	$53,130
Comprehensive Income:
Net income	—	—	1,931	—	1,931
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges (1)	—	—	—	1,755
Change in unrealized gain on securities available for sale (1)	—	—	—	(2,099)

Total other comprehensive loss				(344)	(344)

Total comprehensive income					1,587
Common dividends paid ($1.23 per share)	—	—	(1,544)	—	(1,544)

Balance at March 31, 2003	$1,256	$29,475	$37,534	$(15,092)	$53,173

Balance at January 1, 2002	$1,256	$29,475	$30,962	$(11,093)	$50,600
Comprehensive Income:
Net income	—	—	2,887	—	2,887
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges (1)	—	—	—	4,425
Change in unrealized gain on securities available for sale (1)	—	—	—	(2,840)

Total other comprehensive income				1,585	1,585

Total comprehensive income					4,472
Common dividends paid ($.80 per share)	—	—	(1,004)	—	(1,004)

Balance at March 31, 2002	$1,256	$29,475	$32,845	$(9,508)	$54,068

(1)  See disclosure of reclassification amount and tax effect in Notes to Consolidated Financial Statements

See accompanying notes to consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2003	2002

	(In thousands)
Operating Activities:
Net income	$1,931	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts and fees	(145)	(245)
Provision for loan losses	845	1,611
Depreciation and amortization	300	383
Amortization of mortgage servicing rights	2,895	1,067
Origination of loans available for sale	(263,030)	(179,504)
Proceeds from the sale of loans available for sale and servicing rights	282,960	197,704
Gain on sale of investment securities available for sale	(2,212)	(707)
Gain on sale of loans available for sale and mortgage servicing rights	(4,601)	(4,118)
Gain on sale of premises and equipment	(7)	(2)
Decrease in other assets	220	1,455
Decrease in accrued expenses, deferred revenue, and other liabilities	(1,672)	(1,434)

Net Cash Provided by Operating Activities	17,484	19,097
Investing Activities:
Net decrease in interest-bearing deposits in other banks	6,320	10,232
Net decrease in federal funds sold and securities purchased under agreements to resell	—	(22,500)
Proceeds from sales of investment securities available for sale	89,135	35,847
Proceeds from maturities and calls of investment securities available for sale	31,636	15,039
Purchases of investment securities available for sale	(84,752)	(40,644)
Net increase in loan portfolio	(57,303)	(71,011)
Purchases of premises and equipment	(503)	(335)
Proceeds from sale of premises and equipment	296	22

Net Cash Used in Investing Activities	(15,171)	(73,350)
Financing Activities:
Net increase (decrease) in noninterest-bearing deposits	(8,669)	399
Net increase in interest-bearing deposits	15,197	78,455
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	11,324	(10,826)
Net decrease of Federal Home Loan Bank Advances	(4,001)	(25,000)
Net decrease in notes payable	(998)	(4,831)
Proceeds from the issuance of subordinated debentures	—	16,000
Dividends paid	(1,544)	(1,004)

Net Cash Provided by Financing Activities	11,309	53,193

Net increase (decrease) in cash and cash equivalents	13,622	(1,060)
Cash and cash equivalents at beginning of period	7,952	9,499

Cash and cash equivalents at end of period	$21,574	$8,439

See accompanying notes to consolidated financial statements.

NEW SOUTH BANCSHARES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended March 31, 2003

1.  General

          The consolidated financial statements have been prepared using generally accepted accounting principles.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial statements have been included, and are of a normal recurring nature.  Certain amounts in the prior year financial statements have been reclassified to conform with the 2003 presentation.  These reclassifications had no effect on net income and were not material to the financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

          New South Bancshares, Inc. (“Bancshares” or the “Company”) is a unitary thrift holding company.  The Company has three wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”), Collateral Agency of Texas, Inc., and New South Management Services, LLC.  New South has four subsidiaries, Avondale Funding.com, inc. (“Avondale”), New South Agency, Inc., New South Real Estate, LLC, and New South DIL, LLC and significant interests in four joint ventures (the “New South Joint Ventures”).  The consolidated financial statements presented primarily represent the accounts of Bancshares and New South.  Two of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities.  Two New South Joint Ventures are accounted for under the equity method.  All significant intercompany accounts or transactions have been eliminated upon consolidation.

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

     Loans Available for Sale

          Loans available for sale are reported at the lower of cost or fair value, as determined in the aggregate.  Gains or losses on the sales of these assets are included in noninterest income while interest collected on these assets is included in interest income.  Typically funded mortgage loans are identified as available for sale if they arise from interest rate lock commitments (“IRLCs”) identified at the time New South accepts the borrower’s application.

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

          It is the policy of New South to stop accruing interest income and place the recognition of interest on a cash basis when any loan is past due more than 90 days as to principal or interest or if the ultimate collection of either is in doubt.  Any interest previously accrued but not collected is reversed against current income when a loan is placed on a nonaccrual basis.  Generally, New South has a mortgage lien on all property on which mortgage loans are made in order to protect New South’s interest in both the principal amounts outstanding and interest collections.  Additionally, portions of certain mortgage loan balances are insured by private or government guaranty or insurance policies.  Loans collateralized by certificates of deposit are at least secured by account balances in the amount of the outstanding loan amount.

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

          While management uses available information to estimate inherent loss each balance sheet date, future changes to the allowance may be necessary based upon the receipt of additional information.  In addition, the Bank’s regulators, as part of their normal examination process, periodically review the allowance for loan losses.  Changes to the allowance may be required based upon the regulator’s judgement about information available at the time of their examination.

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

     Derivative Instruments and Hedging Activities

          The Company utilizes certain derivative instruments in its operations.  IRLCs represent commitments the Company has accepted to extend mortgage credit to borrowers (“Mortgage Pipeline”). IRLCs exist from the time of application and acceptance by the Company until the commitment’s expiration or loan funding.  At the time of funding, the IRLCs become classified as loans available for sale.  The Company employs mortgage forward delivery contracts (“Forward Contracts”) and mortgage options to hedge changes in the fair value of the Company’s IRLCs and loans available for sale.  The IRLCs and their related Forward Contracts, until funding, are undesignated derivatives and do not qualify for hedge accounting treatment under Statement of Financial Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities (“SFAS No. 133”), so the change in fair value is included in the income statement.  Funded IRLCs become loans available for sale, at which time the related Forward Contracts are designated as fair value hedges.  Accordingly, until the settlement of those Forward Contracts, no additional net gain or loss has been recognized as being attributable to hedge ineffectiveness in the income statement.

          The Company’s primary funding sources are generally short-term or priced at variable interest rates and include, among other sources of funds, certain interest-bearing time deposits and repurchase agreements included in federal funds purchased and securities sold under agreements to repurchase.  Because of the sensitivity of these short-term funding sources, the Company utilizes interest rate swap contracts (“Swaps”) to change the payment characteristics of the funding source to more closely match the assets being funded.  Interest rate caps (“Caps”) are utilized to limit increases in interest expense resulting from rising interest rates.  Under SFAS No. 133, the Swaps are designated as cash flow hedges resulting in changes in their fair value, net of any amounts reclassified into the income statement, being included in accumulated other comprehensive income (loss) (“OCI”).  The Caps do not qualify for hedge accounting so changes in their fair value are included in the income statement.

          The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No. 133.  The following summarizes the impact on earnings, in thousands, from valuation adjustments relating to these derivatives for the periods indicated:

	Three months ended March 31,

	2003	2002

Gains (losses) from interest rate caps	$11	$(100)
Gains (losses) from interest rate lock contracts	333	(218)
Gains (losses) from mandatory forward delivery contracts	11	(225)

	$355	$(543)

3.  Supplemental Cash Flow Information

          The following summarizes supplemental noncash investing and financing activities, in thousands, for the periods indicated:

	Three months ended March 31,

	2003	2002

Transfers of loans to foreclosed properties and repossessed assets	$2,854	$2,283
Change in unrealized gain on investment securities available for sale	(2,210)	(2,989)

4.  S Corporation Election

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

          Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder’s individual income.  The Company paid dividends totaling $1.5 million during the First Quarter 2003.  Generally, such dividends are not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

5. Comprehensive Income

          Comprehensive income is the total of net income and the change in equity during a period from transactions and other events and circumstances from nonowner sources.  Items that are recognized as components of comprehensive income are summarized in the Consolidated Statements of Shareholders’ Equity.

          In calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in the same or earlier periods.  The disclosure of the reclassification amounts is as follows:

	Three months ended March 31, 2003

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized gains on cash flow hedges arising during the period	$1,855	$92	$1,763
Reclassification adjustments for net gains related to cash flow hedges included in net income	(8)	—	(8)
Net unrealized gains on available for sale securities arising during the period	2	—	2
Reclassification adjustments for net gains related to available for sale securities included in net income	(2,212)	(111)	(2,101)

Total other comprehensive loss	$(363)	$(19)	$(344)

	Three months ended March 31, 2002

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized gains on cash flow hedges arising during the period	$4,713	$236	$4,477
Reclassification adjustments for net gains related to cash flow hedges included in net income	(55)	(3)	(52)
Net unrealized losses on available for sale securities arising during the period	(2,282)	(114)	(2,168)
Reclassification adjustments for net gains related to available for sale securities included in net income	(707)	(35)	(672)

Total other comprehensive income	$1,669	$84	$1,585

6.  Segment Reporting

          Reportable segments consist of Residential Mortgage Banking, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

          Residential Mortgage Banking originates and services single-family mortgage loans.  These loans are originated through the Company’s network of retail loan origination offices and through brokers and correspondents.  Commercial Real Estate Lending consists of loans secured primarily by multi-family housing.  Automobile Lending consists of the origination and servicing of loans secured by automobiles, light trucks, and vans.  These loans are primarily acquired on an indirect basis through automobile dealers.  Portfolio Management oversees the Company’s overall portfolio of marketable assets as well as New South’s funding needs.  Other includes unallocated corporate overhead.  Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless they are actually sold in the secondary market with the results of such sales being attributed to each unit.  Each unit pays a market-based funds-use charge to Portfolio Management.  The segment results include certain other overhead allocations.  The results for the reportable segments of the Company for First Quarter 2003 and First Quarter 2002 are included in the following tables.

	For the three months ended March 31, 2003

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$12,150	$3,844	$1,217	$3,291	$295	$20,797
Interest expense	—	84	—	11,839	958	12,881
Intra-company funds (used) / provided	(6,014)	(1,439)	(183)	7,344	292	—
Provision for loan losses	1,150	22	408	(125)	(610)	845
Noninterest income	8,359	57	1,036	2,520	62	12,034
Noninterest expense	12,020	76	1,385	950	2,642	17,073

Net income (loss) before income taxes	1,325	2,280	277	491	(2,341)	2,032
Provision for (benefit of) income taxes	67	114	13	24	(117)	101

Net income (loss)	$1,258	$2,166	$264	$467	$(2,224)	$1,931

Depreciation and amortization, net	$110	$—	$1	$14	$175	$300
Total assets	750,608	210,899	60,190	264,200	47,298	1,333,195
Capital expenditures	303	—	34	23	143	503

	For the three months ended March 31, 2002

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$10,862	$3,136	$3,808	$4,886	$451	$23,143
Interest expense	—	134	—	13,638	805	14,577
Intra-company funds (used) / provided	(6,231)	(1,279)	(1,171)	8,378	303	—
Provision for loan losses	231	—	1,120	—	260	1,611
Noninterest income	8,411	155	542	1,649	171	10,928
Noninterest expense	9,624	57	1,439	858	2,866	14,844

Net income (loss) before income taxes	3,187	1,821	620	417	(3,006)	3,039
Provision for (benefit of) income taxes	161	93	31	22	(155)	152

Net income (loss)	$3,026	$1,728	$589	$395	$(2,851)	$2,887

Depreciation and amortization, net	$121	$—	$22	$9	$231	$383
Total assets	685,070	165,385	138,555	334,732	33,235	1,356,977
Capital expenditures	110	—	103	32	90	335

7.  Commitments

          The following represent the Company’s commitments to extend credit and letters of credit, in thousands, for the periods indicated:

	March 31, 2003	December 31, 2002

Letters of credit	$6,751	$6,586
Commitments to extend credit	134,170	96,524

8.  Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of the statement by the Company on January 1, 2003 did not have a material impact on the consolidated financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. (“SFAS No. 149”) amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on the consolidated financial position and results of operations.

          In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002.  The adoption of these recognition provisions of FIN 45 on January 1, 2003 did not have a material impact on the consolidated financial position or results of operations.  The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

          In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statement, to certain variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The disclosure requirements of this FIN 46 are effective for all financial statements issued after January 31, 2003.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003.  The adoption of FIN 46 on January 1, 2003 did not have a material impact on the consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Basis of Presentation

          The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document. The Company’s accounting policies are integral to the financial results discussed herein.  The significant accounting policies of the Company are contained in Footnote 1 to the Consolidated Financial Statements filed in the Company’s Form 10K for the year ended December 31, 2002.  The financial information provided below has been rounded in order to simplify its presentation.  However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document.  All tables and financial statements included in this report should be considered an integral part of this analysis.

          The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an analysis of significant changes in the Company’s assets, liabilities, and capital at March 31, 2003 as compared to December 31, 2002, in addition to including an analysis of income for the three months ended March 31, 2003 (“First Quarter 2003”) as compared to the three months ended March 31, 2002 (“First Quarter 2002”).

          In November 2002, the Company completed the securitization of approximately $126 million of automobile installment loans (“the Securitization”), recording a gain of $.2 million.  The Company retained the $3.6 million residual interest associated with the Securitization.  Because it occurred late in the year, the Securitization had no impact on the First Quarter 2002 results of operations nor on average earning assets and interest-bearing liabilities, however the year-end 2002 loan balances and First Quarter 2003 results of operations and average earning assets and interest-bearing liabilities were affected by the full amount of the loans securitized.

          The Company, through New South, provides and receives various services from companies affiliated through common ownership.  Among the companies are Collateral Mortgage, Ltd (“Collateral”), Collateral Mortgage Capital, LLC (“CMC”), Collateral Investment Corp., Collat, Inc., and Triad Guaranty Insurance Corporation.  Transactions with these affiliates consist of those services normally associated with New South’s lending and loan servicing activities and include management fees for executive services, facilities management, rent, loan servicing and subservicing, and may include the purchase or sale of loans, MSRs, and retained interests in loan securitizations.  Many of the Company’s affiliates maintain deposit accounts with New South.  Management believes transactions with affiliates are conducted on a fair and equitable basis among all companies.

Forward Looking Statements

          This MD&A contains certain forward looking information with respect to the financial condition, results of operations, and business of the Company, including the Notes to Consolidated Financial Statements and statements contained in the following discussion with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the allowance for loan losses, expected loan losses, and the impact of inflation, unknown trends, or regulatory action.  The Company cautions readers that forward looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

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

Net Income and Key Performance Ratios

          The Company reported net income of $1.9 million in First Quarter 2003 and $2.9 million in First Quarter 2002.  On a per share basis, net earnings were $1.54 and $2.30, respectively, for each period.  During First Quarter 2003 the annualized return on average assets was 0.58% and the annualized return on average equity was 14.15% compared to 0.89% and 18.86%, respectively, for First Quarter 2002.

Net Interest Income, Earning Assets and Interest-bearing Liabilities

          Net interest income for First Quarter 2003 was $7.9 million, a $.7 million, or 7.6%, decrease from $8.6 million for First Quarter 2002.  This decrease resulted primarily from a change in the mix of earning assets.  Net interest income decreased by $1.4 million as a result of a decline in the yield on earning assets of 88 basis points and a decline in the cost of interest-bearing liabilities of 64 basis points during First Quarter 2003 as compared with First Quarter 2002.  The larger decline in yield on earning assets was attributable to a change in the mix of loans resulting from the Securitization and the related decrease in higher rate automobile installment loans.  While the mix of loans changed, total average loans, the highest yielding asset category, increased $91.9 million in First Quarter 2003. A decrease in all other earning assets of $75.2 million partially offset the decrease attributable to rates.  Net interest income continues to reflect the impact of the Company’s interest rate swap contracts (“Swaps”), which decreased net interest income by $3.9 million and $3.1 million during First Quarter 2003 and First Quarter 2002, respectively.  See “Interest Sensitivity and Market Risk” section for a more detailed discussion of  Swaps.

          As discussed further in MD&A, a significant portion of the Company’s securities sold under agreements to repurchase (“Security Repo Agreements”) have been converted from short term to longer term liabilities through the use of Swaps.  The impact of the Swaps on Security Repo Agreements increased their cost for First Quarter 2003 by 306 basis points verses 234 basis points for First Quarter 2002.

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

Average Balances, Income, Expense, and Rates

	Three Months Ended March 31,

	2003			2002

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$960,253	$17,324	7.32%	$868,325	$18,020	8.42%
Federal funds sold	10,232	31	1.23	14,575	45	1.25
Investment securities available for sale	194,696	2,503	5.21	256,849	3,924	6.20
Other investments	62,453	939	6.10	71,164	1,154	6.58

Total earning assets	1,227,634	20,797	6.87	1,210,913	23,143	7.75
Allowance for loan losses	(11,924)			(12,292)
Other assets	140,914			113,073

Total Assets	$1,356,624			$1,311,694

Liabilities and Shareholders’ Equity
Other interest bearing deposits	$6,710	15	0.91	$6,591	39	2.40
Savings deposits	102,832	425	1.68	95,503	523	2.22
Time deposits	717,066	8,433	4.77	746,322	9,630	5.23
Federal funds purchased and securities sold under agreements to repurchase	144,184	1,627	4.58	172,370	2,156	5.07
Other borrowings	9,456	108	4.63	8,835	193	8.86
Federal Home Loan Bank advances	163,220	1,333	3.31	112,581	1,288	4.64
Subordinated debentures	50,500	940	7.55	35,567	748	8.53

Total interest bearing liabilities	1,193,968	12,881	4.38	1,177,769	14,577	5.02
Noninterest bearing deposits	90,407			58,061
Accrued expenses and other liabilities	16,903			17,140
Shareholders’ equity	55,346			58,724

Total Liabilities and Shareholders’ Equity	$1,356,624			$1,311,694

Net interest rate spread			2.50%			2.73%

Net interest income		$7,916			$8,566

Net interest rate margin			2.62%			2.87%

(1)	Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

          Loans averaged $960.3 million during First Quarter 2003, compared with $868.3 million during First Quarter 2002, an increase of $92.0 million, or 10.6%, reflecting increased loan origination volume which offset the impact of the Securitization.  Specifically, automobile installment loans averaged $20.0 million during First Quarter 2003 and averaged $118.2 million during First Quarter 2002, a decrease of $98.2 million, or 83.1%.

          Investment securities available for sale (“Investments AFS”) decreased 24.2% when comparing the First Quarter 2003 average of $194.7 million to the First Quarter 2002 average of $256.8 million.  Investments AFS continues to reflect the Company’s strategy to more fully leverage its core capital by maintaining a portfolio of Ginnie Mae (“GNMA”) securities.  The GNMA securities averaged $163.7 million during First Quarter 2003 and

$191.6 million during First Quarter 2002.  The GNMA securities were primarily funded with certain Security Repo Agreements, which averaged $134.2 million during First Quarter 2003 compared with $155.1 million during First Quarter 2002.

          Excluding the average balance change in Investments AFS and related funding, interest-bearing liabilities increased only $37.1 million, or 3.6%, to $1,059.7 million in First Quarter 2003 from $1,022.6 million during First Quarter 2002.  Federal Home Loan Bank (“FHLB”) advances averaged $163.2 million and $112.6 million during First Quarter 2003 and First Quarter 2002, respectively, an increase of $50.6 million or 45.0%.  Interest-bearing deposits averaged $826.6 million during First Quarter 2003 and $848.4 million during First Quarter 2002, a decrease of $21.8 million, or 2.6%.  During First Quarter 2003, there has been a continued preference among customers for more liquid savings deposits compared with typically longer maturity time deposits.

Noninterest Income and Noninterest Expenses

          Noninterest income totaled $12.0 million during First Quarter 2003 compared to $10.9 million for the same period in the prior year, an increase of $1.1 million, or 10.1%.  Loan administration income totaled $.7 million during First Quarter 2003, compared with $2.4 million during First Quarter 2002, a decrease of $1.7 million, or 71.6%, reflecting an increase in amortization of servicing related assets of $1.8 million during First Quarter 2003 compared with the same period during 2002.  Origination fees totaled $3.9 million during First Quarter 2003 and $2.6 million during First Quarter 2002, reflecting an 38.6% increase in the origination of residential mortgage loans.  Gain on sale of Investments AFS, $2.2 million during First Quarter 2003 and $.7 million during First Quarter 2002, represent sales of specific securities.  Gain on the sales of loans and mortgage servicing rights during First Quarter 2003 totaled $4.6 million, compared with $4.1 million during First Quarter 2002, an increase of 11.7%.  Other income was $.7 million during First Quarter 2003 and $1.1 million during First Quarter 2002, a decrease of $.4 million.

          Noninterest expenses were $17.1 million during First Quarter 2003 and $14.8 million during First Quarter 2002, an increase of $2.2 million, or 15.0%.  Salaries and benefits were $10.8 million for First Quarter 2003, a $1.5 million, or 16.8%, increase compared to $9.3 million for First Quarter 2002, reflecting increased loan origination volume.  Other noninterest expense totaled $5.3 million during First Quarter 2003 compared with $4.6 million during First Quarter 2002, an increase of  $.7 million, or 14.9%.  During First Quarter 2003, other noninterest expense includes $.8 million attributable to payoff pass through provisions in various loan securitizations completed by the Company.

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

          At March 31, 2003, New South had Swaps with notional amounts totaling $380 million.  $360 million of the Swaps were receive variable/pay fixed swap contracts designed to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin.  At March 31, 2003, $120 million and $240 million of these Swaps were designated as cash flow hedges under SFAS No. 133 of Security Repo Agreements and certain time deposits, respectively.  These Swaps have decreased $20 million from December 31, 2002 due to the maturity of one Swap.  Additionally, the Company has entered into $20 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company’s overall funding.  The Company entered into one new Swap during First Quarter 2003 resulting in a $10 million increase since December 31, 2002.  These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate.  These Swaps are callable at the option of the counterparty, and if called, the Company has the right to call the certificates of deposit.

          New South also had $75 million in Caps outstanding at March 31, 2003.  The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio.  The Caps generally serve to mitigate the Company’s risk against increases in the costs of liabilities.  The weighted average LIBOR based strike rate for the Caps is 8.0%, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit.  At March 31, 2003, 90 day LIBOR was 1.28%.  Under SFAS No. 133, the Caps do not qualify for hedge accounting.  Accordingly, changes in the market value of the Caps are recorded through the income statement versus OCI.  During First Quarter 003, the Company did not purchase any additional Caps.

Asset Quality

          The following table summarizes nonperforming assets as of the dates indicated.

	March 31, 2003	December 31, 2002

	(In thousands, except percentages)
Nonaccrual loans	$23,818	$25,187
Restructured loans	1,424	1,438

Total nonperforming loans	25,242	26,625
Foreclosed properties and repossessed assets	7,055	5,297

Total nonperforming assets	$32,297	$31,922

Allowance for loan losses to period-end nonperforming loans	48.38%	46.24%
Allowance for loan losses to period-end nonperforming assets	37.81%	38.57%
Nonperforming assets to period-end loans and foreclosed properties and repossessed assets	3.64%	3.80%
Nonperforming loans to period-end loans	2.87%	3.19%

          Nonperforming assets totaled $32.3 million at March 31, 2003, an increase of $0.4 million from $31.9 million at December 31, 2002.  Nonaccrual loans decreased $1.4 million, or 5.4%, to $23.8 million at March 31, 2003 from $25.2 million at December 31, 2002, due to the foreclosure of one commercial property which was included in nonaccrual loans at December 31, 2002.  Nonaccrual loans include $9.4 million of individual mortgage loans associated with one residential development.  Foreclosed properties and repossessed assets totaled $7.1 million at March 31, 2003 and $5.3 million at December 31, 2002, an increase of $1.8 million, reflecting primarily the foreclosure of the one commercial property noted above.

          As of March 31, 2003, servicing termination triggers were exceeded in two of the securitizations for which the Company has retained the servicing.  At March 31, 2003, the Company’s servicing asset was $1.7 million for these securitizations.  The Company has advised the respective bond insurance companies of the matter and neither bond insurance company has expressed any intent to exercise their contractual right to replace New South as their servicer.  There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

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

          At March 31, 2003, as previously discussed, nonaccrual loans included $9.4 million of individual mortgage loans associated with one development.  Several factors, including the number of parties involved, the early stage of evaluation, anticipated litigation, and the time expected to reach resolution of each loan, make the estimation of losses, if any, uncertain.  Based upon current information, management believes that sufficient provision has been made for any loss, but as more reliable information becomes available as to the ultimate resolution of these loans additional provisions could be required.

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

          The following table analyzes activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,

	2003	2002

Loans, net of unearned income	$879,155	$856,899

Average loans, net of unearned income	$960,253	$868,325

Balance of allowance for loan losses at beginning of period	$12,312	$12,613
Loans charged off:
Residential mortgage	255	338
Installment	1,133	1,797
Commercial	118	—

Total charge-offs	1,506	2,135

Recoveries of loans previously charged off:
Residential mortgage	128	175
Installment	432	473
Commercial	—	—

Total recoveries	560	648

Net charge-offs	946	1,487
Provision for loan losses	845	1,611

Balance of allowance for loan losses at end of period	$12,211	$12,737

Allowance for loan losses to period-end loans	1.39%	1.49%
Net charge-offs to average loans, net of unearned income, annualized	0.40%	0.69%

          The provision for loan losses was $.8 million for First Quarter 2003 compared with $1.6 million for First Quarter 2002, a decrease of $.8 million.  The decrease in the provision for loan losses reflects the impact of the Securitization on the mix of loans, specifically the lower level of automobile installment loans.  As a percentage of loans, net of unearned income, the allowance for loan losses decreased to 1.39% at March 31, 2003 from 1.49% at March 31, 2002.   The decrease resulted from increases in the balances of the Company’s loans and the impact of the Securitization.

          Net charge-offs of loans were $.9 million during First Quarter 2003 and $1.5 million during First Quarter 2002, reflecting the impact of the Securitization.

Capital

          Shareholders’ equity of the Company totaled $53.2 million at March 31, 2003 and $53.1 million at December 31, 2002 and was 4% of total assets at each period.   The increase is attributable to net income of $1.9 million earned during First Quarter 2003 offset by a $.3 million increase in accumulated other comprehensive loss, and by dividends paid of $1.5 million.

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

	As of March 31, 2003	As of December 31, 2002

	(In thousands, except for percentages)
Shareholder’s equity	$95,932	$95,718
Minority interest in consolidated subsidiaries	225	284
Accumulated other comprehensive loss	15,092	14,748
Servicing rights capital haircut	(428)	(260)

Tier 1 capital	110,821	110,490
Allowance for loan losses	9,802	10,284

Tier 2 capital	9,802	10,284
Low level recourse deduction	4,303	3,716

Total deductions	4,303	3,716

Total risk-based capital	$116,320	$117,058

Risk-weighted assets (including off-balance sheet exposure)	$877,702	$862,668
Tier 1 leverage ratio	8.38%	8.43%
Tier 1 risk-based capital ratio (1)	12.14	12.38
Total risk-based capital ratio	13.25	13.57

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

Liquidity

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

          The Company depends on deposits, including brokered certificates of deposit, FHLB advances, federal funds lines, and Security Repo Agreements as primary sources of liquidity.  Brokered deposits approximated 44.3% of total deposits as of March 31, 2003.  These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $406.5 million of deposits at March 31, 2003, or are unsolicited and are brought to New South by the Company’s competitive rates.  The solicited brokered deposits are utilized as alternative funding sources that are often cheaper than retail deposits or other funding sources.  However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source.  In the unlikely event that the Company is unable to replace or maintain its current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available.

          As of March 31, 2003, alternative funding sources included $35.0 million of available lines to purchase federal funds, $3.3 million unused warehousing lines of credit from other financial institutions related to the New South Joint Ventures, and $110.0 million in unused FHLB borrowing capacity.  The ability to draw on certain of these funding sources is subject to having sufficient collateral.  The Company also had $40.0 million of unpledged investment securities available for sale to serve as security for additional borrowings.  Management anticipates continued utilization of loan sales or securitizations to provide additional liquidity in the future.  Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source is imprudent and to insure that adequate reserve sources are available, if needed.

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

          ITEM 6(B)—REPORTS on Form 8-K

           No report on Form 8-K was filed by the Company during the period January 1, 2003 to March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	By:	/s/ ROBERT M. COUCH

Robert M. Couch Executive Vice President

May 14, 2003	By:	/s/ ROGER D. MURPHREE

Roger D. Murphree Acting Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William T. Ratliff, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New South Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quartely report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quartely report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 14, 2003

/s/ ROGER D. MURPHREE

Roger D. Murphree Acting Chief Financial Officer

EXHIBIT INDEX

          The following is a list of exhibits including items incorporated by reference:

*3.1	Certificate of Incorporation of New South Bancshares, Inc.
*3.2	By-Laws of New South Bancshares, Inc.
*4.1	Certificate of Trust of New South Capital Trust I
*4.2	Initial Trust Agreement of New South Capital Trust I
**4.3	Form of Junior Subordinated Indenture between the Company and Bankers Trust Company, as Debenture Trustee
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as to Section 906 of the Sarbanes-Oxley Act of 2002 by William T. Ratliff, III, Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger D. Murphree, Acting Chief Financial Officer.

*          Filed with Registration Statement on Form S-1, filed April 6, 1999, registration No.333-49459

**        Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1999