Form 10-Q
period 2003-06-30
NEW SOUTH BANCSHARES INC
filed 2003-08-13
CIK 1058991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Yes ☐ No ☒

NEW SOUTH BANCSHARES, INC.
FORM 10-Q
INDEX

Signatures	28

Exhibit Index	29

NEW SOUTH BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$17,154	$7,952
Interest-bearing deposits in other banks	5,353	7,908
Investment securities available for sale	294,713	254,293
Residual interest in loan securitizations	9,352	9,016
Loans available for sale	191,778	155,687
Loans, net of unearned income	903,230	835,351
Allowance for loan losses	(13,292)	(12,312)

Net Loans	889,938	823,039
Premises and equipment, net	7,274	7,483
Mortgage servicing rights, net	9,451	14,145
Servicing advances	19,116	13,063
Other assets	20,161	31,253

Total Assets	$1,464,290	$1,323,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$85,103	$84,219
Interest-bearing	891,199	830,052

Total Deposits	976,302	914,271
Federal funds purchased and securities sold under agreements to repurchase	179,398	146,680
Federal Home Loan Bank advances	150,023	134,024
Notes payable	10,887	8,242
Subordinated debentures	59,500	50,500
Accrued expenses, deferred revenue, and other liabilities	32,700	16,992

Total Liabilities	1,408,810	1,270,709
Shareholders’ Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at June 30, 2003 and December 31, 2002)	1,256	1,256
Additional paid-in capital	29,475	29,475
Retained earnings	37,988	37,147
Accumulated other comprehensive loss, net	(13,239)	(14,748)

Total Shareholders’ Equity	55,480	53,130

Total Liabilities and Shareholders’ Equity	$1,464,290	$1,323,839

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,

	2003	2002

Interest Income:
Interest on loans	$17,926	$19,177
Interest on securities available for sale	3,477	4,690
Interest on other short-term investments	45	45

Total Interest Income	21,448	23,912
Interest Expense:
Interest on deposits	8,449	9,761
Interest on federal funds purchased and securities sold under agreements to repurchase	1,636	2,118
Interest on Federal Home Loan Bank advances	1,132	1,350
Interest on notes payable	100	147
Interest on subordinated debentures	935	959

Total Interest Expense	12,252	14,335
Net Interest Income	9,196	9,577
Provision for Loan Losses	1,705	1,475

Net Interest Income After Provision for Loan Losses	7,491	8,102
Noninterest Income:
Loan administration income	706	2,074
Origination fees	5,107	2,918
Gain on sale of investment securities available for sale	116	77
Gain on sale of loans and mortgage servicing rights	7,227	3,837
Other income	1,284	1,141

Total Noninterest Income	14,440	10,047
Noninterest Expense:
Salaries and benefits	11,105	9,303
Net occupancy and equipment expense	1,027	1,055
Other expense	6,364	4,671

Total Noninterest Expense	18,496	15,029

Income Before Provision for Income Taxes	3,435	3,120
Provision for Income Taxes	168	161

Net Income	$3,267	$2,959

Weighted average shares outstanding	1,256	1,256
Basic and diluted earnings per share:	$2.60	$2.36

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)
(In thousands, except per share data)

	Six months ended June 30,

	2003	2002

Interest Income:
Interest on loans	$35,250	$37,197
Interest on securities available for sale	6,919	9,768
Interest on other short-term investments	76	90

Total Interest Income	42,245	47,055
Interest Expense:
Interest on deposits	17,322	19,953
Interest on federal funds purchased and securities sold under agreements to repurchase	3,263	4,275
Interest on Federal Home Loan Bank advances	2,465	2,638
Interest on notes payable	208	339
Interest on subordinated debentures	1,875	1,707

Total Interest Expense	25,133	28,912
Net Interest Income	17,112	18,143
Provision for Loan Losses	2,550	3,086

Net Interest Income After Provision for Loan Losses	14,562	15,057
Noninterest Income:
Loan administration income	1,392	4,489
Origination fees	8,958	5,509
Gain on sale of investment securities available for sale	2,328	784
Gain on sale of loans and mortgage servicing rights	11,828	7,955
Other income	1,968	2,238

Total Noninterest Income	26,474	20,975
Noninterest Expense:
Salaries and benefits	21,939	18,579
Net occupancy and equipment expense	1,985	2,025
Other expense	11,645	9,269

Total Noninterest Expense	35,569	29,873

Income Before Provision for Income Taxes	5,467	6,159
Provision for Income Taxes	269	313

Net Income	$5,198	$5,846

Weighted average shares outstanding	1,256	1,256
Basic and diluted earnings per share:	$4.14	$4.65

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

			(In thousands)
Balance at January 1, 2003	$1,256	$29,475	$37,147	$(14,748)	$53,130
Comprehensive Income:
Net income	—	—	5,198	—	5,198
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges (1)	—	—	—	3,240
Unrealized losses on securities available for sale (1)	—	—	—	(1,731)

Total other comprehensive income				1,509	1,509

Total comprehensive income					6,707
Common dividends paid ($3.47 per share)	—	—	(4,357)	—	(4,357)

Balance at June 30, 2003	$1,256	$29,475	$37,988	$(13,239)	$55,480

Balance at January 1, 2002	$1,256	$29,475	$30,962	$(11,093)	$50,600
Comprehensive Income:
Net income	—	—	5,846	—	5,846
Other comprehensive income, net of tax
Net unrealized losses on cash flow hedges (1)	—	—	—	(1,851)
Unrealized gains on securities available for sale (1)	—	—	—	563

Total other comprehensive loss				(1,288)	(1,288)

Total comprehensive income					4,558
Common dividends paid ($4.20 per share)	—	—	(5,273)	—	(5,273)

Balance at June 30, 2002	$1,256	$29,475	$31,535	$(12,381)	$49,885

______________

(1)	See disclosure of reclassification amount and tax effect in notes to condensed consolidated financial statements

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,

	2003	2002

	(In thousands)
Operating Activities:
Net income	$5,198	$5,846
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts and fees	(61)	(366)
Provision for loan losses	2,550	3,086
Depreciation and amortization	664	765
Amortization and impairment of mortgage servicing rights	6,109	2,628
Origination of loans available for sale	(644,844)	(365,467)
Proceeds from the sale of loans available for sale and servicing rights	589,735	442,085
Gain on sale of investment securities available for sale	(2,328)	(784)
Gain on sale of premises and equipment	(9)	(2)
Gain on sale of loans available for sale and mortgage servicing rights	(11,828)	(7,955)
Decrease in other assets	5,045	9,235
Increase (decrease) in accrued expenses, deferred revenue, and other liabilities	15,631	(2,324)

Net Cash Provided by (Used in) Operating Activities	(34,138)	86,747

Investing Activities:
Net decrease in interest-bearing deposits in other banks	2,555	13,465
Net increase in federal funds sold and securities purchased under agreements to resell	—	(20,000)
Proceeds from sales of investment securities available for sale	128,676	41,291
Proceeds from maturities, calls, and repayments of investment securities available for sale	53,608	28,137
Purchases of investment securities available for sale	(180,616)	(63,235)
Net increase in loan portfolio	(81,883)	(145,406)
Purchases of premises and equipment	(781)	(641)
Proceeds from sale of premises and equipment	335	41

Net Used in Investing Activities	(78,106)	(146,348)
Financing Activities:
Net increase in noninterest-bearing deposits	884	2,784
Net increase in interest-bearing deposits	65,086	76,094
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	32,189	(16,543)
Net increase (decrease) in notes payable	2,645	(4,956)
Net increase of Federal Home Loan Bank Advances	15,999	5,000
Proceeds from the issuance of guaranteed preferred beneficial interests in the Company’s subordinated debentures	9,000	16,000
Dividends paid	(4,357)	(5,273)

Net Cash Provided by Financing Activities	121,446	73,106

Net increase in cash and cash equivalents	9,202	13,505
Cash and cash equivalents at beginning of period	7,952	9,499

Cash and cash equivalents at end of period	$17,154	$23,004

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2003

1. General

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The accompanying interim condensed consolidated financial statements are unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included, and are of a normal recurring nature. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on net income and were not material to the condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

New South Bancshares, Inc. (“Bancshares” or the “Company”) is a unitary thrift holding company. The Company has two wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”) and New South Management Services, LLC. New South has three subsidiaries, New South Agency, Inc., New South Real Estate, LLC, and New South DIL, LLC and significant interests in four joint ventures (the “New South Joint Ventures”). The condensed consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Three of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses, deferred revenues, and other liabilities. One New South Joint Venture is accounted for under the equity method. Avondale Funding.com, inc. a wholly owned subsidiary of New South was dissolved in June 2003. On July 1, 2003, New South sold its interest in New South Agency, Inc. to an affiliated company at a sales price in excess of its recorded cost, resulting in a gain of $.4 million. All significant intercompany accounts or transactions have been eliminated upon consolidation.

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

Certain impaired loans may be reported at the present value of expected future cash flows using the loan’s effective interest rate. Others are reported at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At June 30, 2003 and December 31, 2002 the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and 15, were $14.8 million and $5.5 million, respectively. The related allowances for loan losses on impaired loans was $3.7 million and $.7 million at June 30, 2003 and December 31, 2002, respectively.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for losses inherent in the portfolio. The provision for loan losses charged to income is determined by various factors including actual loss experience, identified loan impairment, the current volume and condition of loans in the portfolio, changes in the composition of the portfolio, known and inherent risks in the portfolio, and current and expected economic conditions. Such provisions, less net loan charge-offs, comprise the allowance for loan losses and are available for future loan charge-offs. New South follows a policy of charging off loans which management determines to be uncollectible. Subsequent recoveries are credited to the allowance.

While management uses available information to estimate inherent losses each balance sheet date, future changes to the allowance may be necessary based upon the receipt of additional information. In addition, the Bank’s regulators, as part of their normal examination process, periodically review the allowance for loan losses. Changes to the allowance may be required based upon the regulator’s judgment about information available at the time of their examination.

Mortgage Servicing Rights

The Company sells a portion of its originated loans into the secondary market by securitizing pools of loans and through sales to private investors. Mortgage servicing rights (“MSRs”) are capitalized based on relative fair values of the mortgages and MSRs when the mortgages are sold.

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

The Company’s primary funding sources are generally short-term or priced at variable interest rates and include, among other sources of funds, certain interest bearing time deposits and repurchase agreements included in federal funds purchased and securities sold under agreements to repurchase. Because of the sensitivity of these short-term funding sources, the Company utilizes interest rate swap contracts (“Swaps”) to change the payment characteristics of the funding source to more closely match the assets being funded. Interest rate caps (“Caps”) are utilized to limit increases in interest expense resulting from rising interest rates. Under SFAS No. 133, the Swaps are designated as cash flow hedges resulting in changes in their fair value, net of any amounts attributable to ineffectiveness reclassified into the income statement, being included in accumulated other comprehensive income (loss) (“OCI”). The Caps do not qualify for hedge accounting so changes in their fair value are included in the income statement.

The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No. 133. The following summarizes the impact on earnings, in thousands, from valuation adjustments relating to these derivatives for the periods indicated:

	Three months ended June 30,

	2003	2002

Losses from interest rate caps	$(49)	$(100)
Gains (losses) from interest rate lock contracts	(124)	322
Gains (losses) from mandatory forward delivery contracts	148	(526)

	$(25)	$(304)

	Six months ended June 30,

	2003	2002

Losses from interest rate caps	$(38)	$(200)
Gains from interest rate lock contracts	209	104
Gains (losses) from mandatory forward delivery contracts	159	(751)

	$330	$(847)

3.          Supplemental Cash Flow Information

The following summarizes supplemental noncash investing and financing activities, in thousands, for the periods indicated:

	Six months ended June 30,

	2003	2002

Transfers of loans to foreclosed properties and repossessed assets	$4,952	$5,048
Change in unrealized gain on investment securities available for sale	(1,822)	593

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

Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder’s individual income. The Company paid dividends totaling $4.4 million during the first six months of 2003. Generally, such dividends are not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

5.          Comprehensive Income

Comprehensive income is the total of net income and the change in equity during a period from transactions and other events and circumstances from nonowner sources. Items that are recognized as components of comprehensive income are summarized in the Consolidated Statements of Shareholders’ Equity.

In calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also have been displayed as part of other comprehensive income in the same or earlier periods. The disclosure of the reclassification amounts is as follows:

	Three months ended June 30, 2003

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized gains on cash flow hedges arising during the period	$1,639	$83	$1,556
Reclassification adjustments for net gains related to cash flow hedges included in net income	(75)	(4)	(71)
Net unrealized gains on available for sale securities arising during the period	504	25	479
Reclassification adjustments for net gains related to available for sale securities included in net income	(116)	(5)	(111)

Total other comprehensive income	$1,952	$99	$1,853

	Three months ended June 30, 2002

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized losses on cash flow hedges arising during the period	$(6,606)	$(330)	$(6,276)
Reclassification adjustments for net losses related to cash flow hedges included in net income	1	1	—
Net unrealized gains on available for sale securities arising during the period	3,659	183	3,476
Reclassification adjustments for net gains related to available for sale securities included in net income	(77)	(4)	(73)

Total other comprehensive loss	$(3,023)	$(150)	$(2,873)

	Six months ended June 30, 2003

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized gains on cash flow hedges arising during the period	$3,494	$175	$3,319

Reclassification adjustments for net gains related to cash flow hedges included in net income	(83)	(4)	(79)
Net unrealized gains on available for sale securities arising during the period	506	25	481
Reclassification adjustments for net gains related to available for sale securities included in net income	(2,328)	(116)	(2,212)

Total other comprehensive income	$1,589	$80	$1,509

	Six months ended June 30, 2002

	(In thousands)
	Before Tax Amount	Tax Effect	After Tax Amount

Net unrealized losses on cash flow hedges arising during the period	$(1,893)	$(94)	$(1,799)
Reclassification adjustments for net gains related to cash flow hedges included in net income	(54)	(2)	(52)
Net unrealized gains on available for sale securities arising during the period	1,377	69	1,308
Reclassification adjustments for net gains related to available for sale securities included in net income	(784)	(39)	(745)

Total other comprehensive loss	$(1,354)	$(66)	$(1,288)

6. Segment Reporting

Reportable segments consist of Residential Mortgage Banking, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company’s network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured primarily by multi-family housing and other income producing properties. Automobile Lending consists of the origination and servicing of loans secured by automobiles, light trucks, and vans. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company’s overall portfolio of marketable assets as well as New South’s funding needs. Other principally includes unallocated corporate overhead. Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets unless they are actually sold in the secondary market with the results of such sales being attributed to each unit. Each unit pays a market-based funds-use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for three and six months ended June 30, 2003 and 2002 are included in the following tables.

	For the three months ended June 30, 2003

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$12,375	$3,917	$1,573	$3,383	$200	$21,448
Interest expense	—	85	—	11,227	940	12,252
Intra-company funds (used) / provided	(5,637)	(1,302)	(343)	7,011	271	—
Provision for loan losses	1,675	25	270	(275)	10	1,705
Noninterest income	13,996	208	686	(446)	(4)	14,440
Noninterest expense	13,040	101	1,293	952	3,110	18,496

Net income (loss) before income taxes	6,019	2,612	353	(1,956)	(3,593)	3,435
Provision for (benefit of) income taxes	301	130	21	(10)	(184)	168

Net income (loss)	$5,718	$2,482	$332	$(1,856)	$(3,409)	$3,267

Depreciation and amortization, net	$136	$—	$18	$19	$192	$365
Total assets	807,408	198,188	79,575	328,223	50,896	1,464,290
Capital expenditures	143	—	26	4	105	278

	For the three months ended June 30, 2002

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$11,429	$3,404	$4,130	$4,576	$373	$23,912
Interest expense	—	131	—	13,250	954	14,335
Intra-company funds (used) / provided	(7,119)	(1,486)	(1,273)	9,625	253	—
Provision for loan losses	455	10	1,085	—	(75)	1,475
Noninterest income	8,954	102	287	518	186	10,047
Noninterest expense	10,245	64	1,279	851	2,590	15,029

Net income (loss) before income taxes	2,564	1,815	780	618	(2,657)	3,120
Provision for (benefit of) income taxes	133	92	40	30	(134)	161

Net income (loss)	$2,431	$1,723	$740	$588	$(2,523)	$2,959

Depreciation and amortization, net	$116	$—	$25	$10	$231	$382
Total assets	673,128	180,301	159,683	319,216	50,213	1,382,541
Capital expenditures	157	—	5	71	73	306

	For the six months ended June 30, 2003

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$24,525	$7,761	$2,790	$6,674	$495	$42,245
Interest expense	—	169	—	23,066	1,898	25,133
Intra-company funds (used) / provided	(11,651)	(2,741)	(526)	14,355	563	—
Provision for loan losses	2,825	47	678	(400)	(600)	2,550
Noninterest income	22,355	265	1,722	2,074	58	26,474
Noninterest expense	25,060	177	2,678	1,902	5,752	35,569

Net income (loss) before income taxes	7,344	4,892	630	(1,465)	(5,934)	5,467
Provision for (benefit of) income taxes	368	244	34	(76)	(301)	269

Net income (loss)	$6,976	$4,648	$596	$(1,389)	$(5,633)	$5,198

Depreciation and amortization, net	$246	$—	$19	$33	$367	$665
Capital expenditures	446	—	60	27	248	781

	For the six months ended June 30, 2002

	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$22,291	$6,540	$7,938	$9,462	$824	$47,055
Interest expense	—	265	—	26,888	1,759	28,912
Intra-company funds (used) / provided	(13,350)	(2,765)	(2,444)	18,003	556	—
Provision for loan losses	686	10	2,205	—	185	3,086
Noninterest income	17,365	257	829	2,167	357	20,975
Noninterest expense	19,869	121	2,718	1,709	5,456	29,873

Net income (loss) before income taxes	5,751	3,636	1,400	1,035	(5,663)	6,159
Provision for (benefit of) income taxes	294	185	71	52	(289)	313

Net income (loss)	$5,457	$3,451	$1,329	$983	$(5,374)	$5,846

Depreciation and amortization, net	$237	$—	$47	$19	$462	$765
Capital expenditures	267	—	108	103	163	641

7. Commitments

The following represent the Company’s commitments to extend credit and letters of credit, in thousands, for the periods indicated:

	June 30, 2003	December 31, 2002

Letters of credit	$4,186	$6,586
Commitments to extend credit	322,595	195,379

8. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the condensed consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Mandatory redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. The Company does not anticipate the adoption of SFAS No. 150 to be material to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Consolidated Financial
Condition and Results of Operations

Basis of Presentation

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document including those policies deemed to be critical summarized herein Footnote 2. The Company’s accounting policies are integral to the financial results discussed herein. The significant accounting policies of the Company are contained in Footnote 1 to the Consolidated Financial Statements filed in the Company’s Form 10K for the year ended December 31, 2002. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Condensed Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables and condensed consolidated financial statements included in this report should be considered an integral part of this analysis.

The purpose of this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”) is to provide an analysis of significant changes in the Company’s assets, liabilities, and shareholders’ equity at June 30, 2003 as compared to December 31, 2002, in addition to including an analysis of income for three months ended June 30, 2003 (“Second Quarter 2003”) and six months ended June 30, 2003 (“YTD 2003”) as compared to three months ended June 30, 2002 (“Second Quarter 2002”) and six months ended June 30, 2002 (“YTD 2002”).

On June 25, 2003 the Company issued $9.0 million of Trust Preferred Securities (“TPS”) in a private placement through an investment bank. Proceeds from the TPS were used to call existing subordinated debentures in July 2003, which bear a fixed interest rate of 8.5%. The TPS will mature July 7, 2033, are callable after five years, and bear an interest rate of 90-day LIBOR plus 325 basis points. The initial rate was 4.27%.

In May 2003, the Company completed the call of an existing securitization (“the 1994 Securitization”), resulting in the purchase of $8.7 million of conforming and nonconforming residential mortgage loans and the recognition of a gain totaling $2.0 million, which is included in gain on sale of loans and mortgage servicing rights.

In November 2002, the Company completed the securitization of approximately $126 million of automobile installment loans (“the 2002 Securitization”), recording a gain of $.2 million. The Company retained the $3.6 million residual interest associated with the 2002 Securitization. Because it occurred late in the year, the 2002 Securitization had no impact on the Second Quarter 2002 or YTD 2002 results of operations nor on average earning assets and interest bearing liabilities, however the year-end 2002 loan balances and Second Quarter 2003 and YTD 2003 results of operations and average earning assets and interest bearing liabilities were affected by the full amount of the loans securitized.

The Company, through New South, provides and receives various services from companies affiliated through common ownership. Among the companies are Collateral Mortgage, Ltd, Collateral Mortgage Capital, LLC, Collateral Investment Corp., Collat, Inc., and Triad Guaranty Insurance Corporation. Transactions with these affiliates consist of those services normally associated with New South’s lending and loan servicing activities and include management fees for executive services, facilities management, rent, loan servicing and subservicing, and may include the purchase or sale of loans, MSRs, and retained interests in loan securitizations. Many of the Company’s affiliates maintain deposit accounts with New South. Management believes transactions with affiliates are conducted on a fair and equitable basis among all companies.

Forward Looking Statements

This MD&A contains certain forward looking information with respect to the financial condition, results of operations, and business of the Company, including the Notes to Condensed Consolidated Financial Statements and statements contained in the following discussion with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the allowance for loan losses, expected loan losses, and the impact of inflation, unknown trends, or regulatory action. The Company cautions readers that forward looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

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

Net Income and Key Performance Ratios

The Company reported net income of $3.3 million in Second Quarter 2003 and $3.0 million in Second Quarter 2002. On a per share basis, net earnings were $2.60 and $2.36, respectively, for each period. During Second Quarter 2003 the annualized return on average assets was .94% and the annualized return on average equity was 19.20% compared to .86% and 18.84%, respectively, for Second Quarter 2002.

Net income totaled $5.2 million for YTD 2003 and $5.8 million for YTD 2002. On a per share basis, net earnings were $4.14 and $4.65, respectively, for each period. During YTD 2003 the annualized return on average assets was .76% and the annualized return on average equity was 15.35% compared to .87% and 18.85%, respectively, for YTD 2002.

Net Interest Income, Earning Assets and Interest bearing Liabilities

Net interest income for Second Quarter 2003 was $9.2 million, a $.4 million, or 4.0%, decrease from $9.6 million for Second Quarter 2002. This decrease resulted primarily from a change in the mix of earning assets that resulted in a decline in the yield on earning assets of 76 basis points while the cost of interest bearing liabilities declined 63 basis points during Second Quarter 2003 as compared with Second Quarter 2002. The larger decline in yield on earning assets was attributable to a change in the mix of loans resulting from the 2002 Securitization with its reduction of higher rate automobile installment loans and the reduction of higher rate mortgage loans resulting from repayment in the current interest rate environment.

Net interest income for YTD 2003 was $17.1 million, a $1.0 million, or 5.7%, decrease from $18.1 million for YTD 2002. Consistent with Second Quarter 2003, the decrease resulted primarily from a change in the mix of earning assets resulting in a decline in the yield on earning assets of 82 basis points compared with a decline in the cost of interest bearing liabilities of 64 basis points during YTD 2003 as compared with YTD 2002. The change in the mix of loans, primarily a reduction of automobile installment loans resulting from the 2002 Securitization and the reduction of higher rate mortgage loans resulting from repayment in the current interest rate environment, resulted in the larger decline in yield on earning assets.

Net interest income continues to reflect the impact of the Company’s interest rate swap contracts (“Swaps”). During periods of declining interest rates, the contracts reduce the benefit the Company realizes from repricing its liabilities. Net interest income was reduced by $3.6 million and $3.0 million during Second Quarter 2003 and Second Quarter 2002, respectively. Similarly, net interest income was decreased by $7.5 million and $6.1 million during YTD 2003 and YTD 2002, respectively. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of Swaps.

As discussed further in MD&A, a significant portion of the Company’s securities sold under agreements to repurchase (“Security Repo Agreements”) have been converted from short term to longer term liabilities through the use of Swaps. The impact of the Swaps on Security Repo Agreements increased their cost, over their contractural rates, for Second Quarter 2003 by 283 basis points versus 215 basis points for Second Quarter 2002. The cost of Swaps on Security Repo Agreements increased their cost by 294 basis points YTD 2003 and 224 basis points YTD 2002.

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

Average Balances, Income, Expense, and Rates

	For the three months ended June 30,

	2003			2002

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$978,572	$17,926	7.35%	$951,517	$19,177	8.08%
Federal funds sold	14,940	45	1.21	7,960	45	2.27
Investment securities available for sale	197,431	2,433	4.94	240,420	3,652	6.09
Other investments	71,189	1,044	5.88	65,845	1,038	6.32

Total earning assets	1,262,132	21,448	6.82	1,265,742	23,912	7.58
Allowance for loan losses	(12,389)			(12,553)
Other assets	150,944			132,130

Total Assets	$1,400,687			$1,385,319

Liabilities and Shareholders’ Equity
Other interest bearing deposits	$6,728	14	0.83	$8,845	41	1.86
Savings deposits	112,322	486	1.74	106,126	571	2.16
Time deposits	759,973	7,949	4.20	758,304	9,149	4.84
Federal funds purchased and securities sold under agreements to repurchase	153,401	1,636	4.28	181,714	2,118	4.68
Other borrowings	8,770	100	4.57	11,389	147	5.18
Federal Home Loan Bank advances	131,644	1,132	3.45	119,694	1,350	4.52
Subordinated debentures	51,093	935	7.34	50,500	959	8.55

Total interest bearing liabilities	1,223,931	12,252	4.02	1,236,572	14,335	4.65
Noninterest bearing deposits	98,140			77,736
Accrued expenses and other liabilities	20,827			16,174
Shareholders’ equity	57,789			54,837

Total Liabilities and Shareholders’ Equity	$1,400,687			$1,385,319

Net interest rate spread			2.80%			2.93%

Net interest income		$9,196			$9,577

Net interest rate margin			2.92%			3.03%

(1)	Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

Average Balances, Income, Expense, and Rates

	For the six months ended June 30,

	2003			2002

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$969,463	$35,250	7.33%	$910,151	$37,197	8.24%
Federal funds sold	12,599	76	1.22	11,249	90	1.61
Investment securities available for sale	196,071	4,936	5.08	248,589	7,576	6.15
Other investments	66,845	1,983	5.98	68,490	2,192	6.45

Total earning assets	1,244,978	42,245	6.84	1,238,479	47,055	7.66
Allowance for loan losses	(12,158)			(12,423)
Other assets	145,957			122,654

Total Assets	$1,378,777			$1,348,710

Liabilities and Shareholders’ Equity
Other interest bearing deposits	$6,719	29	0.87	$7,724	80	2.09
Savings deposits	107,603	911	1.71	100,844	1,094	2.19
Time deposits	738,638	16,382	4.47	752,346	18,779	5.03
Federal funds purchased and securities sold under agreements to repurchase	148,818	3,263	4.42	177,066	4,275	4.87
Other borrowings	9,111	208	4.60	10,119	339	6.76
Federal Home Loan Bank advances	147,345	2,465	3.37	116,157	2,638	4.58
Subordinated debentures	50,798	1,875	7.44	43,077	1,707	7.97

Total interest bearing liabilities	1,209,032	25,133	4.19	1,207,333	28,912	4.83
Noninterest bearing deposits	94,295			67,953
Accrued expenses and other liabilities	18,876			16,654
Shareholders’ equity	56,574			56,770

Total Liabilities and Shareholders’ Equity	$1,378,777			$1,348,710

Net interest rate spread			2.65%			2.83%

Net interest income		$17,112			$18,143

Net interest rate margin			2.77%			2.95%

(1)	Loans classified as nonaccrual are included in the average volume classification. Loan fees for all periods presented are included in the interest amounts for loans.

Loans, the largest component of earning assets, averaged $978.6 million during Second Quarter 2003, compared with $951.5 million during Second Quarter 2002, an increase of $27.1 million, or 2.8%, reflecting increased loan origination volume which offset the impact of the 2002 Securitization. As previously noted, the 2002 Securitization directly impacted the yield on earning assets by reducing automobile installment loans, typically among the highest yielding loans, which averaged $31.9 million during Second Quarter 2003 and $131.6 million during Second Quarter 2002, a decrease of $99.7 million, or 75.8%.

Loans averaged $969.5 million during YTD 2003, compared with $910.2 million during YTD 2002, an increase of $59.3 million, or 6.5%, again reflecting increased loan origination volume offsetting the impact of the 2002 Securitization on volume. Consistent with Second Quarter results, automobile installment loans averaged $27.5 million during YTD 2003 and $125.0 million during YTD 2002, a decrease of $97.5 million, or 78.0%.

Investment securities available for sale (“Investments AFS”) decreased 17.9% when comparing the Second Quarter 2003 average of $197.4 million to the Second Quarter 2002 average of $240.4 million. Investments AFS continues to reflect the Company’s strategy to more fully leverage its core capital by maintaining a portfolio of Ginnie Mae (“GNMA”) securities. The GNMA securities averaged $168.4 million during Second Quarter 2003 and $199.0 million during Second Quarter 2002. The GNMA securities were primarily funded with certain Security Repo Agreements, which averaged $143.9 million, of the total $153.4 million, during Second Quarter 2003 compared with $171.2 million, of the total $181.7 million, during Second Quarter 2002.

Similar to Second Quarter 2003, Investments AFS decreased 21.1% when comparing the YTD 2003 average of $196.0 million to the YTD 2002 average of $248.6 million. GNMA securities averaged $166.1 million during YTD 2003 and $195.4 million during YTD 2002. Security Repo Agreements, funding the GNMA securities averaged $139.1 million, of the total $148.8 million, during YTD 2003 compared with $163.2 million, of the total $177.1 million, during YTD 2002.

Federal Home Loan Bank (“FHLB”) advances and interest bearing deposits are significant funding sources. FHLB advances averaged $131.6 million and $119.7 million during Second Quarter 2003 and Second Quarter 2002, respectively, an increase of $11.9 million or 10.0%. Interest bearing deposits averaged $879.0 million during Second Quarter 2003 and $873.3 million during Second Quarter 2002, an increase of $5.7 million, or .7%.

Federal Home Loan Bank (“FHLB”) advances averaged $147.3 million and $116.2 million during YTD 2003 and YTD 2002, respectively, an increase of $31.1 million or 26.8%. Interest bearing deposits averaged $853.0 million during YTD 2003 and $860.9 million during YTD 2002, a decrease of $7.9 million, or .9%.

Noninterest Income and Noninterest Expenses

Noninterest income totaled $14.4 million during Second Quarter 2003 compared to $10.0 million for the same period in the prior year, an increase of $4.4 million, or 43.7%. Loan administration income totaled $.7 million during Second Quarter 2003, compared with $2.1 million during Second Quarter 2002, a decrease of $1.4 million, or 66.0%. This decrease reflects increased amortization of servicing related assets of $1.7 million resulting from the high level of prepayments in the current interest rate environment. Origination fees totaled $5.1 million during Second Quarter 2003 and $2.9 million during Second Quarter 2002, an increase of $2.2 million, or 75.0%, reflecting a 88.0% increase in the origination of residential mortgage loans. Gain on the sales of loans and mortgage servicing rights during Second Quarter 2003 totaled $7.2 million, compared with $3.8 million during Second Quarter 2002, an increase of $3.4 million, or 88.4%. This increase is attributable to the $2.0 million gain resulting from the call of the 1994 Securitization and increased residential mortgage origination volume.

Noninterest expenses were $18.5 million during Second Quarter 2003 and $15.0 million during Second Quarter 2002, an increase of $3.5 million, or 23.1%. Salaries and benefits were $11.1 million for Second Quarter 2003, a $1.8 million, or 19.4%, increase compared to $9.3 million for Second Quarter 2002. This increase is primarily attributable to an increase in commissions, reflecting increased loan origination volume. Other noninterest expense totaled $6.4 million during Second Quarter 2003 compared with $4.7 million during Second Quarter 2002, an increase of $1.7 million, or 36.2%. These other noninterest expense increases were attributable to expenses and losses associated with sales of foreclosed real estate and repossessed assets, certain expenses and losses in the mortgage loan servicing area, computer and software maintenance expenses, and increased legal and professional expenses.

Noninterest income totaled $26.5 million during YTD 2003 compared to $21.0 million for the same period in the prior year, an increase of $5.5 million, or 26.2%. Loan administration income totaled $1.4 million during YTD 2003, compared with $4.5 million during YTD 2002, a decrease of $3.1 million, or 69.0%. This decrease is attributable to an increase in amortization of servicing related assets of $3.4 million resulting from the level of prepayments in the current interest rate environment. Origination fees totaled $9.0 million during YTD 2003 and $5.5 million during YTD 2002, an increase of $3.5 million, or 62.6%, reflecting a 63.8% increase in the origination of residential mortgage loans. Gain on sale of Investments AFS, totaled $2.3 million during YTD 2003 and $.8 million during YTD 2002, representing the sale of specific securities. Gain on the sales of loans and mortgage servicing rights during YTD 2003 totaled $11.8 million, compared with $8.0 million during YTD 2002, an increase of $3.9 million, 48.7%. This increase is attributable to the $2.0 million gain resulting from the call of the 1994 Securitization and increased residential mortgage origination volume.

Noninterest expenses were $35.6 million during YTD 2003 and $29.9 million during YTD 2002, an increase of $5.7 million, or 19.1%. Salaries and benefits were $21.9 million for YTD 2003, a $3.3 million, or 18.1%, increase compared to $18.6 million for YTD 2002. This increase is primarily attributable to an increase in commissions, reflecting increased loan origination volume. Other noninterest expense totaled $11.6 million during YTD 2003 compared with $9.3 million during YTD 2002, an increase of $2.3 million, or 25.6%. These other noninterest expense increases were attributable to expenses and losses associated with sales of foreclosed real estate and repossessed assets, certain expenses and losses in the mortgage loan servicing area, computer and software maintenance expenses, and increased legal and professional expenses.

Interest Sensitivity and Market Risk

Interest Sensitivity

Through policies established by the Asset/Liability Management Committee (“ALCO”) formed by New South’s Board of Directors, the Company monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. ALCO uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South’s interest-earning assets, interest bearing liabilities and derivative instruments, and interest rate sensitivity analysis to manage interest rate risk.

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

The Company uses interest rate contracts, primarily Swaps, interest rate caps (“Caps”), and forward contracts to reduce or modify interest rate risk. The impact of these instruments is incorporated into the interest rate risk management model. The Company manages the credit risk of its Swaps, Caps, and forward contracts through a review of creditworthiness of the counterparties to such contracts, Board established credit limits for each counterparty, and monitoring by ALCO.

At June 30, 2003, New South had Swaps with notional amounts totaling $390 million. $360 million of the Swaps were receive variable/pay fixed swap contracts designed to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At June 30, 2003, $120 million and $240 million of these Swaps were designated as cash flow hedges, under SFAS No. 133, for Security Repo Agreements and certain time deposits, respectively. These Swaps have decreased $20 million from December 31, 2002 due to the maturity of one Swap. Additionally, the Company has entered into $30 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company’s overall funding. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty, and if called, the Company has the right to call the certificates of deposit. . The Company entered into three new Swaps during YTD 2003, while one Swap matured, resulting in a $20 million net increase since December 31, 2002

New South also had $75 million in Caps outstanding at June 30, 2003. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio. The Caps generally serve to mitigate the

Company’s risk against increases in the costs of liabilities. The weighted average LIBOR based strike rate for then Caps is 8.0%, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. At June 30, 2003, 90 day LIBOR was 1.12%. Under SFAS No. 133, the Caps do not qualify for hedge accounting. Accordingly, changes in the market value of the Caps are recorded through the income statement rather than OCI. During Second Quarter 2003, the Company did not purchase any additional Caps.

Asset Quality

The following table summarizes nonperforming assets as of the dates indicated

	June 30, 2003	December 31, 2002

	(In thousands, except percentages)
Nonaccrual and impaired loans	$23,790	$25,187
Restructured loans	1,416	1,438

Total nonperforming loans	25,206	26,625
Foreclosed properties and repossessed assets	6,779	5,297

Total nonperforming assets	$31,985	$31,922

Allowance for loan losses to period-end nonperforming loans	52.73%	46.24%
Allowance for loan losses to period-end nonperforming assets	41.56%	38.57%
Nonperforming assets to period-end loans and foreclosed properties and repossessed assets	3.51%	3.80%
Nonperforming loans to period-end loans	2.79%	3.19%

Nonperforming assets totaled $32.0 million at June 30, 2003, an increase of $.1 million from $31.9 million at December 31, 2002. Nonaccrual and impaired loans decreased $1.4 million, or 5.5%, to $23.8 million at June 30, 2003 from $25.2 million at December 31, 2002, due to the foreclosure of one commercial property which was included in nonaccrual and impaired loans at December 31, 2002. Nonaccrual and impaired loans include $10.0 million of individual mortgage loans associated with one residential development. Foreclosed properties and repossessed assets totaled $6.8 million at June 30, 2003 and $5.3 million at December 31, 2002, an increase of $1.5 million, reflecting primarily the foreclosure of the one commercial property noted above.

As of June 30, 2003, servicing termination triggers were exceeded in two of the securitizations for which the Company has retained the servicing. At June 30, 2003, the Company’s servicing asset was $1.5 million for these securitizations. The Company has advised the respective bond insurance companies of the matter and neither bond insurance company has expressed any intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance company will not exercise their contractual right in the future, which would require New South to write-off any remaining servicing asset for which it no longer performed the servicing function.

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

At June 30, 2003, as previously discussed, nonaccrual and impaired loans included $10.0 million of individual mortgage loans associated with one residential development. Several factors, including the number of parties involved, the early stage of evaluation, anticipated litigation, and the time expected to reach resolution of each loan, make the estimation of losses, if any, uncertain. Based upon current information, management believes that sufficient provision has been made for any loss, but as more reliable information becomes available as to the ultimate resolution of these loans additional provisions could be required.

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

The following table analyzes activity in the allowance for loan losses for the periods indicated

	Six Months Ended June 30,

	2003	2002

Loans, net of unearned income	$903,230	$922,824

Average loans, net of unearned income	$969,463	$910,151

Balance of allowance for loan losses at beginning of period	$12,312	$12,613
Loans charged off
Residential mortgage	775	673
Installment	1,772	3,148
Commercial	118	6

Total charge-offs	2,665	3,827

Recoveries of loans previously charged off:
Residential mortgage	181	417
Installment	899	805
Commercial	15	—

Total recoveries	1,095	1,222

Net charge-offs	1,570	2,605
Provision for loan losses	2,550	3,086

Balance of allowance for loan losses at end of period	$13,292	$13,094

Allowance for loan losses to period-end loans	1.47%	1.42%
Net charge-offs to average loans, net of unearned income, annualized	0.33%	0.58%

The provision for loan losses was $2.6 million for YTD 2003 compared with $3.1 million for YTD 2002, a decrease of $.5 million. The decrease in the provision for loan losses reflects the impact of the 2002 Securitization on the mix of loans, specifically the lower level of automobile installment loans through the first six months of 2003. As a percentage of loans, net of unearned income, the allowance for loan losses increased to 1.47% at June 30, 2003 from 1.42% at June 30, 2002. The increase resulted from lower loan balances compared with the prior year.

Net charge-offs of loans were $1.6 million during YTD 2003 and $2.6 million during YTD 2002, reflecting the impact of the 2002 Securitization.

Capital

Shareholders’ equity of the Company totaled $55.5 million at June 30, 2003 and $53.1 million at December 31, 2002 and was 3.8% and 4.0% of total assets, respectively. The increase is attributable to net income of $5.2 million earned during YTD 2003 plus a $1.5 million increase in accumulated other comprehensive income, as reduced by dividends paid of $4.3 million.

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

	As of June 30, 2003	As of December 31, 2002

	(In thousand, except for percentage)
Shareholder’s equity	$99,277	$95,718
Minority interest in consolidated subsidiaries	277	284
Accumulated other comprehensive loss	13,239	14,748
Servicing rights capital haircut	(112)	(260)

Tier 1 capital	112,681	110,490
Allowance for loan losses	11,238	10,284

Tier 2 capital	11,238	10,284
Low level recourse deduction	4,577	3,716

Total deductions	4,577	3,716

Total risk-based capital	$119,342	$117,058

Risk weighted assets (including off balance sheet exposure)	$936,843	$862,668
Tier 1 leverage ratio	7.76%	8.43%
Tier 1 risk-based capital ratio (1)	11.54	12.38
Total risk-based capital ratio	12.74	13.57

(1)	Tier 1 capital utilized in the tier 1 capital ratio is reduced by the low level resourse deduction.

New South has consistently exceeded regulatory minimum guidelines and it is the intention of management to continue to monitor these ratios to ensure regulatory compliance and maintain adequate capital for New South. New South’s current capital ratios place the Bank in the “well capitalized” regulatory category.

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

The Company depends on deposits, including brokered certificates of deposit, FHLB advances, federal funds lines, and Security Repo Agreements as primary sources of liquidity. Brokered deposits approximated 45.3% of total deposits as of June 30, 2003. These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $442.2 million of deposits at June 30, 2003, or are unsolicited and are brought to New South by the Company’s competitive rates. The solicited brokered deposits are utilized as alternative funding sources that are often cheaper than retail deposits or other funding sources. However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain its current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available.

As of June 30, 2003, alternative funding sources included $15.0 million of available lines to purchase federal funds, $3.0 million unused warehousing lines of credit from other financial institutions related to the New South Joint Ventures, and $118.9 million in unused FHLB borrowing capacity. The ability to draw on certain of these funding sources is subject to having sufficient collateral. The Company also had $71.5 million of unpledged investment securities available for sale to serve as security for additional borrowings. Management anticipates continued utilization of loan sales or securitizations to provide additional liquidity in the future. Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source is imprudent and to insure that adequate reserve sources are available, if needed.

Item 4              Controls and Procedures

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

Part II

Other Information

Item 1              Legal Proceedings

The Company, from time to time, has been named in ordinary, routine litigation. Certain of these lawsuits are class actions requesting unspecified or substantial damages. In each case, a class has not yet been certified. These matters have arisen in the normal course of business and are related to lending, collections, servicing and other activities. The Company believes that it has meritorious defenses to these lawsuits. Management, based upon consultation with legal counsel, is of the opinion that the ultimate resolution of these lawsuits will not have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

Item 4           Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders of the Company was held on May 19, 2003. The following matter was submitted to a vote of the Company’s shareholders:

Election of One Director Nominee was approved:

Name	Total Votes For	Total Votes Against	Total Votes Withheld
William T. Ratliff, III (Term Expires 2006)	948,726.60	0	0

Remaining Directors not elected at this meeting whose terms continue:

            W. T. Ratliff, Jr. (Term Expires 2005)
            Robert M. Couch (Term Expires 2005)
            David A. Roberts (Term Expires 2005)
            Lizabeth R. Nichols (Term Expires 2004)

Item 6            Exhibits and Reports on Form 8-K

ITEM 6(A)—EXHIBITS

The exhibits listed in the Exhibit Index at page 29 of this Form 10-Q are filed herewith or are incorporated by reference herein.

ITEM 6(B)—REPORTS on Form 8-K

A report on Form 8-K was filed by the Company on May 28, 2003 containing a press release announcing its results of operations for the year ended December 31, 2002.

A report on Form 8-K was filed by the Company on June 27, 2003 announcing the partial repayment of its 8.50% Junior Subordinated Deferrable Interest Debentures due June 30, 2028 and the partial redemption of the 8.50% Cumulative Trust Preferred Securities of New South Capital Trust I.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003	By:	/s/ ROBERT M. COUCH

Robert M. Couch Executive Vice President

August 13, 2003	By:	/s/ ROGER D. MURPHREE

Roger D. Murphree Chief Financial Officier

EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference:

*3.1	Certificate of Incorporation of New South Bancshares, Inc.

*3.2	By-Laws of New South Bancshares, Inc.

*4.1	Certificate of Trust of New South Capital Trust I

*4.2	Initial trust Agreement of New South Capital Trust I

**4.3	Form of Junior Subordinated Indenture between the Company and Bankers Trust Company, as Debenture Trustee

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as to Section 906 of the Sarbanes-Oxley Act of 2002 by William T. Ratliff, III, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger D. Murphree, Chief Financial Officer.

______________

*	Filed with Registration Statement on Form S-1, filed April 6, 1999, registration No. 333-49459
**	Filed with Amendment No. 1 to the Registration Statement on Form S-1, filed May 13, 1999