Form 10-Q
period 2003-09-30
NEW SOUTH BANCSHARES INC
filed 2003-11-14
CIK 1058991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(D) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003 Commission file number 333-49459

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

Yes ☐     No ☒

NEW SOUTH BANCSHARES, INC.

FORM 10-Q

NEW SOUTH BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$39,404	$7,952
Interest-bearing deposits in other banks	29,858	7,908
Federal funds sold and securities purchased under agreements to resell	20,000	—
Investment securities available for sale	238,597	254,293
Residual interest in loan securitizations	9,246	9,016
Loans available for sale	92,725	155,687
Loans, net of unearned income	903,176	835,351
Allowance for loan losses	(13,424)	(12,312)

Net Loans	889,752	823,039
Premises and equipment, net	7,280	7,483
Mortgage servicing rights, net	8,574	14,145
Servicing advances	11,154	13,063
Other assets	32,419	31,253

Total Assets	$1,379,009	$1,323,839

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$92,867	$84,219
Interest bearing	905,479	830,052

Total Deposits	998,346	914,271
Federal funds purchased and securities sold under agreements to repurchase	129,216	146,680
Federal Home Loan Bank advances	115,023	134,024
Notes payable	6,237	8,242
Subordinated debentures	50,500	50,500
Accrued expenses and other liabilities	20,169	16,992

Total Liabilities	1,319,491	1,270,709

Shareholders' Equity:
Common stock of $1.00 par value (authorized: 1.5 million shares; issued and outstanding: 1,255,537.1 at September 30, 2003 and December 31, 2002)	1,256	1,256
Additional paid-in capital	29,475	29,475
Retained earnings	40,790	37,147
Accumulated other comprehensive loss, net	(12,003)	(14,748)

Total Shareholders' Equity	59,518	53,130

Total Liabilities and Shareholders' Equity	$1,379,009	$1,323,839

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2003	2002
Interest Income:
Interest on loans	$18,724	$20,145
Interest on securities available for sale	3,253	4,316
Interest on other short-term investments	27	40

Total Interest Income	22,004	24,501

Interest Expense:
Interest on deposits	7,376	9,491
Interest on federal funds purchased and securities sold under agreements to repurchase	1,680	1,905
Interest on Federal Home Loan Bank advances	1,200	1,405
Interest on notes payable	101	103
Interest on subordinated debentures	928	955

Total Interest Expense	11,285	13,859

Net Interest Income	10,719	10,642
Provision for Loan Losses	1,975	1,799

Net Interest Income After Provision for Loan Losses	8,744	8,843

Noninterest Income:
Loan administration income	1,636	1,433
Origination fees	4,942	3,922
Gain (loss) on sale of investment securities available for sale	(682)	1,269
Gain on sale of loans and mortgage servicing rights	7,495	2,958
Other income	926	825

Total Noninterest Income	14,317	10,407

Noninterest Expense:
Salaries and benefits	11,223	9,805
Net occupancy and equipment expense	1,106	1,081
Other expense	6,297	4,994

Total Noninterest Expense	18,626	15,880

Income Before Provision for Income Taxes	4,435	3,370
Provision for Income Taxes	227	190

Net Income	$4,208	$3,180

Weighted average shares outstanding	1,256	1,256

Basic and diluted earnings per share:	$3.35	$2.53

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In thousands, except per share data)

	Nine months ended
	September 30,
	2003	2002
Interest Income:
Interest on loans	$53,974	$57,342
Interest on securities available for sale	10,172	14,084
Interest on other short-term investments	103	130

Total Interest Income	64,249	71,556
Interest Expense:
Interest on deposits	24,698	29,444
Interest on federal funds purchased and securities sold under agreements to repurchase	4,943	6,180
Interest on Federal Home Loan Bank advances	3,665	4,043
Interest on notes payable	309	442
Interest on subordinated debentures	2,803	2,662

Total Interest Expense	36,418	42,771
Net Interest Income	27,831	28,785
Provision for Loan Losses	4,525	4,885

Net Interest Income After Provision for Loan Losses	23,306	23,900
Noninterest Income:
Loan administration income	3,028	5,922
Origination fees	13,900	9,431
Gain on sale of investment securities available for sale	1,646	2,053
Gain on sale of loans and mortgage servicing rights	19,323	10,453
Other income	2,894	3,063

Total Noninterest Income	40,791	30,922
Noninterest Expense:
Salaries and benefits	33,162	28,384
Net occupancy and equipment expense	3,091	3,106
Other expense	17,942	13,803

Total Noninterest Expense	54,195	45,293

Income Before Provision for Income Taxes	9,902	9,529
Provision for Income Taxes	496	503

Net Income	$9,406	$9,026

Weighted average shares outstanding	1,256	1,256
Basic and diluted earnings per share:	$7.49	$7.19

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at January 1, 2003	$1,256	$29,475	$37,147	$(14,748)	$53,130

Comprehensive Income:
Net income	—	—	9,406	—	9,406
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges (1)	—	—	—	7,830
Unrealized losses on securities available for sale (1)	—	—	—	(5,085)

Total other comprehensive income				2,745	2,745

Total comprehensive income					12,151

Common dividends paid ($4.59 per share)	—	—	(5,763)	—	(5,763)

Balance at September 30, 2003	$1,256	$29,475	$40,790	$(12,003)	$59,518

Balance at January 1, 2002	$1,256	$29,475	$30,962	$(11,093)	$50,600
Comprehensive Income:
Net income	—	—	9,026	—	9,026
Other comprehensive income, net of tax
Net unrealized losses on cash flow hedges (1)	—	—	—	(9,576)
Unrealized gains on securities available for sale (1)	—	—	—	4,582

Total other comprehensive loss				(4,994)	(4,994)

Total comprehensive income					4,032
Common dividends paid ($5.55 per share)	—	—	(6,968)	—	(6,968)

Balance at September 30, 2002	$1,256	$29,475	$33,020	$(16,087)	$47,664

(1) See disclosure of reclassification amount and tax effect in notes to condensed consolidated financial statements

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2003	2002
	(in thousands)
Operating Activities:
Net income	$9,406	$9,026
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of discounts and fees	1,011	(446)
Provision for loan losses	4,525	4,885
Depreciation and amortization	1,044	1,189
Amortization and impairment of mortgage servicing rights	8,372	5,103
Origination of loans available for sale	(967,712)	(663,070)
Proceeds from the sale of loans available for sale and servicing rights	976,712	725,694
Gain on sale of investment securities available for sale	(1,646)	(2,053)
Loss on sale of premises and equipment	—	5
Gain on sale of loans available for sale and mortgage servicing rights	(19,323)	(10,453)
(Increase) decrease in other assets	(2,058)	4,316
Increase in accrued expenses and other liabilities	3,541	49

Net Cash Provided by Operating Activities	13,872	74,245

Investing Activities:
Net (increase) decrease in interest-bearing deposits in other banks	(21,950)	6,113
Net increase in federal funds sold and securities purchased under agreements to resell	(20,000)	(15,000)
Proceeds from sales of investment securities available for sale	201,634	104,064
Proceeds from maturities, calls, and repayments of investment securities available for sale	98,023	51,085
Purchases of investment securities available for sale	(202,991)	(123,985)
Net increase in loan portfolio	(83,873)	(192,242)
Purchases of premises and equipment	(1,232)	(944)
Proceeds from sale of premises and equipment	391	40

Net Cash Used in Investing Activities	(29,998)	(170,869)

Financing Activities:
Net increase in noninterest-bearing deposits	8,648	25,698
Net increase in interest-bearing deposits	81,774	79,163
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(16,075)	(31,148)
Net decrease in notes payable	(2,005)	(4,956)
Net increase (decrease) of Federal Home Loan Bank Advances	(19,001)	44,999
Proceeds from the issuance of subordinated debentures	18,000	16,000
Repayment of subordinated debentures	(18,000)	—
Dividends paid	(5,763)	(6,968)

Net Cash Provided by Financing Activities	47,578	122,788

Net increase in cash and cash equivalents	31,452	26,164
Cash and due from bank at beginning of period	7,952	9,499

Cash and due from bank at end of period	$39,404	$35,663

See accompanying notes to condensed consolidated financial statements

NEW SOUTH BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2003

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

New South Bancshares, Inc. (“Bancshares” or the “Company”) is a unitary thrift holding company. The Company has two wholly owned subsidiaries, New South Federal Savings Bank (“New South” or the “Bank”) and New South Management Services, LLC. New South has two subsidiaries, New South Real Estate, LLC, and New South DIL, LLC and significant interests in four joint ventures (the “New South Joint Ventures”). The condensed consolidated financial statements presented primarily represent the accounts of Bancshares and New South. Three of the New South Joint Ventures are consolidated with their minority interests included in other accrued expenses and other liabilities. One New South Joint Venture is accounted for under the equity method. Avondale Funding.com, inc. a wholly owned subsidiary of New South was dissolved in June 2003. In July 2003, New South sold its interest in New South Agency, Inc. to an affiliated company at a sales price in excess of its recorded cost, resulting in a gain of $.4 million. All significant intercompany accounts or transactions have been eliminated upon consolidation.

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

Loans Available for Sale

Loans available for sale are reported at the lower of cost or fair value, as determined in the aggregate. Gains or losses on the sales of these assets are included in noninterest income while interest collected on these assets is included in interest income. Typically, funded mortgage loans are identified as available for sale if they arise from interest rate lock commitments (“IRLCs”) identified at the time New South accepts the borrower’s application.

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

Certain impaired loans may be reported at the present value of expected future cash flows using the loan’s effective interest rate. Others are reported at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Residential mortgage loans and installment loans, primarily automobile, are evaluated collectively for impairment. At September 30, 2003 and December 31, 2002 the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan – an Amendment of SFAS No. 5 and 15, were $10.8 million and $5.5 million, respectively. The related allowances for loan losses on impaired loans were $2.5 million and $.7 million at September 30, 2003 and December 31, 2002, respectively.

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

Derivative Instruments and Hedging Activities

The Company utilizes certain derivative instruments in its operations. IRLCs represent commitments the Company has accepted to extend mortgage credit to borrowers at a specified interest rate and price (“Mortgage Pipeline”). IRLCs exist from the time of application and acceptance by the Company until the commitment’s expiration or loan funding. At the time of funding, the IRLCs typically become classified as loans available for sale. The Company employs mortgage forward delivery contracts (“Forward Contracts”) and mortgage options to hedge changes in the fair value of the Company’s IRLCs and loans available for sale. The IRLCs and their related Forward Contracts, until funding, are undesignated derivatives and do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and for Hedging Activities (“SFAS No. 133”), so the change in fair value is included in the income statement. Funded IRLCs become loans available for sale, at which time the related Forward Contracts are designated as fair value hedges. Accordingly, until the settlement of those Forward Contracts, no additional net gain or loss has been recognized as being attributable to hedge ineffectiveness in the income statement.

The Company’s primary funding sources are generally short-term or priced at variable interest rates and include, among other sources of funds, certain money market and interest bearing time deposits and repurchase agreements included in federal funds purchased and securities sold under agreements to repurchase. Because of the sensitivity of these short-term funding sources, the Company utilizes interest rate swap contracts (“Swaps”) to change the payment characteristics of the funding source to more closely match the assets being funded. Interest rate caps (“Caps”) are utilized to limit increases in interest expense resulting from rising interest rates. Under SFAS No. 133, the Swaps and certain Caps are designated as cash flow hedges resulting in changes in their fair value, net of any amounts attributable to ineffectiveness reclassified into the income statement, being included in accumulated other comprehensive income (loss) (“OCI”). Certain of the Company’s Caps are undesignated for hedge accounting so changes in their fair value are included in the income statement.

The Company utilizes certain derivatives in its operations that do not qualify as hedges for accounting purposes, as described above, under SFAS No. 133. The following summarizes the impact on earnings, in thousands, from valuation adjustments relating to these derivatives for the periods indicated:

	Three months ended
	September 30,
	2003	2002
Gains from interest rate caps	$172	$—
Gains from interest rate lock contracts	137	1,021
Losses from mandatory forward delivery contracts	(398)	(785)

	$(89)	$236

	Nine months ended
	September 30,
	2003	2002
Gains (losses) from interest rate caps	$134	$(200)
Gains from interest rate lock contracts	346	1,125
Losses from mandatory forward delivery contracts	(239)	(1,536)

	$241	$(611)

3. Supplemental Cash Flow Information

The following summarizes supplemental noncash investing and financing activities, in thousands, for the periods indicated:

	Nine months ended
	September 30,
	2003	2002
Transfers of loans to foreclosed properties and repossessed assets	$9,345	$6,887
Change in unrealized gain on investment securities available for sale	(5,340)	4,824

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

Typically, S Corporations declare dividends to shareholders in an amount sufficient to enable shareholders to pay the tax on any S Corporation income included in the shareholder’s individual income. The Company paid dividends totaling $5.8 million during the first nine months of 2003. Generally, such dividends are not subject to tax since they result from S Corporation income on which shareholders have previously been taxed.

5. Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income, consisting of the change in equity during a period from transactions and other events and circumstances from nonowner sources. Items that are recognized as components of comprehensive income are summarized in the Condensed Consolidated Statements of Shareholders’ Equity.

In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also have been displayed as part of other comprehensive income in the same or earlier periods. The disclosure of the reclassification amounts is as follows:

	Three months ended September 30, 2003
	(In thousands)

	Before		After
	Tax	Tax	Tax
	Amount	Effect	Amount

Net unrealized gains on cash flow hedges arising during the period	$4,966	$247	$4,719
Reclassification adjustments for net gains related to cash flow hedges included in net income	(136)	(7)	(129)
Net unrealized losses on available for sale securities arising during the period	(4,200)	(198)	(4,002)
Reclassification adjustments for net losses related to available for sale securities related to cash flow hedges included in net income	682	34	648

Total other comprehensive income	$1,312	$76	$1,236

	Three months ended
	September 30, 2002
	(In thousands)

	Before		After
	Tax	Tax	Tax
	Amount	Effect	Amount

Net unrealized losses on cash flow hedges arising during the period	$(7,891)	$(393)	$(7,498)
Reclassification adjustments for net losses related to cash flow hedges included in net income	(240)	(13)	(227)
Net unrealized gains on available for sale securities arising during the period	5,500	276	5,224
Reclassification adjustments for net gains related to available for sale securities included in net income	(1,269)	(64)	(1,205)

Total other comprehensive loss	$(3,900)	$(194)	$(3,706)

	Nine months ended
	September 30, 2003
	(In thousands)

	Before		After
	Tax	Tax	Tax
	Amount	Effect	Amount
Net unrealized gains on cash flow hedges arising during the period	$8,460	$422	$8,038
Reclassification adjustments for net gains related to cash flow hedges included in net income	(219)	(11)	(208)
Net unrealized losses on available for sale securities arising during the period	(3,694)	(173)	(3,521)
Reclassification adjustments for net gains related to available for sale securities included in net income	(1,646)	(82)	(1,564)

Total other comprehensive income	$2,901	$156	$2,745

	Nine months ended
	September 30, 2002
	(In thousands)
	Before		After
	Tax	Tax	Tax
	Amount	Effect	Amount

Net unrealized losses on cash flow hedges arising during the period	$(9,784)	$(487)	$(9,297)
Reclassification adjustments for net gains related to cash flow hedges included in net income	(294)	(15)	(279)
Net unrealized gains on available for sale securities arising during the period	6,877	345	6,532
Reclassification adjustments for net gains related to available for sale securities included in net income	(2,053)	(103)	(1,950)

Total other comprehensive loss	$(5,254)	$(260)	$(4,994)

6. Segment Reporting

Reportable segments consist of Residential Mortgage Banking, Commercial Real Estate Lending, Automobile Lending, and Portfolio Management.

Residential Mortgage Banking originates and services single-family mortgage loans. These loans are originated through the Company’s network of retail loan origination offices and through brokers and correspondents. Commercial Real Estate Lending consists of loans secured primarily by multi-family housing and other income producing properties. Automobile Lending consists of the origination and servicing of loans secured by automobiles, light trucks, and vans. These loans are primarily acquired on an indirect basis through automobile dealers. Portfolio Management oversees the Company’s overall portfolio of marketable assets as well as New South’s funding needs. Other includes principally unallocated corporate overhead. Residential Mortgage Banking, Commercial Real Estate Lending, and Automobile Lending retain the assets generated by each unit, and are credited with the interest income generated by those assets until they are actually sold in the secondary market. Generally, the results of such sales are attributed to each unit. Each unit pays a market based funds use charge to Portfolio Management. The segment results include certain other overhead allocations. The results for the reportable segments of the Company for three and nine months ended September 30, 2003 and 2002 are included in the following tables.

	For the three months ended September 30, 2003
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$12,780	$3,815	$2,001	$3,218	$190	$22,004
Interest expense	—	77	—	10,278	930	11,285
Intra-company funds (used)/provided	(5,379)	(1,210)	(382)	6,637	334	—
Provision for loan losses	1,780	—	185	(15)	25	1,975
Noninterest income	13,407	117	999	(555)	349	14,317
Noninterest expense	13,377	82	1,284	982	2,901	18,626

Net income (loss) before income taxes	5,651	2,563	1,149	(1,945)	(2,983)	4,435
Provision for (benefit of) income taxes	282	128	58	(97)	(144)	227

Net income (loss)	$5,369	$2,435	$1,091	$(1,848)	$(2,839)	$4,208

Depreciation and amortization, net	$140	$—	$27	$14	$198	$379
Total assets	712,287	197,517	98,585	280,391	90,229	1,379,009
Capital expenditures	149	—	174	—	128	451

	For the three months ended September 30, 2002
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$12,019	$3,710	$4,178	$4,207	$387	$24,501
Interest expense	—	86	—	12,830	943	13,859
Intra-company funds (used)/provided	(6,428)	(1,267)	(1,122)	8,557	260	—
Provision for loan losses	674	100	925	—	100	1,799
Noninterest income	9,698	181	95	168	265	10,407
Noninterest expense	10,861	68	1,529	932	2,490	15,880

Net income (loss) before income taxes	3,754	2,370	697	(830)	(2,621)	3,370
Provision for (benefit of) income taxes	191	121	35	(42)	(115)	190

Net income (loss)	$3,563	$2,249	$662	$(788)	$(2,506)	$3,180

Depreciation and amortization, net	$129	$—	$22	$13	$260	$424
Total assets	710,723	192,436	163,412	305,123	69,498	1,441,192
Capital expenditures	225	—	—	24	54	303

	For the nine months ended September 30, 2003
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$37,305	$11,576	$4,791	$9,892	$685	$64,249
Interest expense	—	246	—	33,344	2,828	36,418
Intra-company funds (used)/provided	(17,030)	(3,951)	(908)	20,992	897	—
Provision for loan losses	4,605	47	863	(415)	(575)	4,525
Noninterest income	35,012	382	2,721	2,269	407	40,791
Noninterest expense	38,437	259	3,962	2,884	8,653	54,195

Net income (loss) before income taxes	12,245	7,455	1,779	(2,660)	(8,917)	9,902
Provision for (benefit of) income taxes	613	372	92	(136)	(445)	496

Net income (loss)	$11,632	$7,083	$1,687	$(2,524)	$(8,472)	$9,406

Depreciation and amortization, net	$386	$—	$46	$47	$565	$1,044
Capital expenditures	595	—	234	27	376	1,232

	For the nine months ended September 30, 2002
	Residential Mortgage Banking	Commercial Real Estate Lending	Automobile Lending	Portfolio Management	Other	Consolidated

Interest income	$34,310	$10,250	$12,116	$13,669	$1,211	$71,556
Interest expense	—	351	—	39,718	2,702	42,771
Intra-company funds (used) / provided	(19,778)	(4,032)	(3,566)	26,560	816	—
Provision for loan losses	1,360	110	3,130	—	285	4,885
Noninterest income	26,603	438	924	2,335	622	30,922
Noninterest expense	30,270	189	4,247	2,641	7,946	45,293

Net income (loss) before income taxes	9,505	6,006	2,097	205	(8,284)	9,529
Provision for (benefit of) income taxes	485	306	106	10	(404)	503

Net income (loss)	$9,020	$5,700	$1,991	$195	$(7,880)	$9,026

Depreciation and amortization, net	$366	$—	$69	$32	$722	$1,189
Capital expenditures	492	—	108	127	217	944

7. Commitments

The following represent the Company’s commitments to extend credit and letters of credit, in thousands, for the periods indicated:

	September 30, 2003	December 31, 2002
Letters of credit	$3,311	$6,586
Commitments to extend credit.	223,100	195,379

8. Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the condensed consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Mandatory redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. On November 7, 2003, the FASB deferred indefinitely the classification and measurement provisions related to mandatorily redeemable non controlling interests. The Company does not anticipate the adoption of SFAS No. 150, or its modifications, to be material to the condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Consolidated Financial

Condition and Results of Operations

Basis of Presentation

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto and the other financial data included elsewhere in this document including those policies deemed to be critical summarized herein in Note 2. The Company’s accounting policies are integral to the financial results discussed herein. The significant accounting policies of the Company are contained in Note 1 to the Consolidated Financial Statements filed in the Company’s Form 10-K for the year ended December 31, 2002. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Condensed Consolidated Financial Statements, the Notes thereto, and the other financial data included elsewhere in this document. All tables and condensed consolidated financial statements included in this report should be considered an integral part of this analysis.

The purpose of this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”) is to provide an analysis of significant changes in the Company’s assets, liabilities, and shareholders’ equity at September 30, 2003 as compared to December 31, 2002, in addition to including an analysis of income for three months ended September 30, 2003 (“Third Quarter 2003”) and nine months ended September 30, 2003 (“YTD 2003”) as compared to three months ended September 30, 2002 (“Third Quarter 2002”) and nine months ended September 30, 2002 (“YTD 2002”).

On June 25, 2003 the Company issued $9.0 million of Trust Preferred Securities (“TPS”) in a private placement through an investment bank. Proceeds from the TPS were used to call $9.0 million of existing subordinated debentures in July 2003, which bear a fixed interest rate of 8.5%. The TPS will mature July 7, 2033, are callable after five years, and bear an interest rate of 90-day LIBOR plus 325 basis points. The initial rate was 4.27%.

On August 27, 2003 the Company issued an additional $9.0 million of TPS in another private placement through an investment bank. Proceeds from the TPS were used to call $9.0 million of existing subordinated debentures in September 2003, which bear a fixed interest rate of 8.5%. The TPS will mature October 7, 2033, are callable after five years, and bear an interest rate of 90-day LIBOR plus 315 basis points. The initial rate was 4.29%.

In May 2003, the Company completed the call of an existing securitization (“the 1994 Securitization”), resulting in the purchase of $8.7 million of conforming and nonconforming residential mortgage loans and the recognition of a gain totaling $2.0 million, which is included in gain on sale of loans and mortgage servicing rights.

In November 2002, the Company completed the securitization of approximately $126 million of automobile installment loans (“the 2002 Securitization”), recording a gain of $.2 million. The Company retained the $3.6 million residual interest associated with the 2002 Securitization. Because it occurred late in the year, the 2002 Securitization had no impact on the Third Quarter 2002 or YTD 2002 results of operations nor on average earning assets and interest bearing liabilities, however the year-end 2002 loan balances and Third Quarter 2003 and YTD 2003 results of operations and average earning assets and interest bearing liabilities were affected by the full amount of the loans securitized.

The Company, through New South, provides and receives various services from companies affiliated through common ownership. Among the companies are Collateral Mortgage, Ltd, Collateral Mortgage Capital, LLC, Collateral Investment Corp., Collat, Inc., Triad Guaranty, Inc. and Triad Guaranty Insurance Corporation. Transactions with these affiliates consist of those services normally associated with New South’s lending and loan servicing activities and include management fees for executive services, facilities management, rent, loan servicing and subservicing, and may include the purchase or sale of loans, MSRs, and retained interests in loan securitizations. Many of the Company’s affiliates maintain deposit accounts with New South. Management believes transactions with affiliates are conducted on a fair and equitable basis among all companies.

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

Net Income and Key Performance Ratios

The Company reported net income of $4.2 million in Third Quarter 2003 and $3.2 million in Third Quarter 2002. On a per share basis, net earnings were $3.35 and $2.53, respectively, for each period. During Third Quarter 2003 the annualized return on average assets was 1.13% and the annualized return on average equity was 23.73% compared to .88% and 19.97%, respectively, for Third Quarter 2002.

Net income totaled $9.4 million for YTD 2003 and $9.0 million for YTD 2002. On a per share basis, net earnings were $7.49 and $7.19, respectively, for each period. During YTD 2003 the annualized return on average assets was .89% and the annualized return on average equity was 18.23% compared to .88% and 19.23%, respectively, for YTD 2002.

Net Interest Income, Earning Assets and Interest bearing Liabilities

Net interest income for Third Quarter 2003 was $10.7 million, a $.1 million increase from $10.6 million for Third Quarter 2002. This increase resulted primarily from the offsetting impact of increases attributable to volume resulting primarily from loan growth as reduced by a change in the mix of earning assets. Loan growth contributed to an increase in average earning assets of $43.8 million compared with an increase in average interest bearing liabilities of $24.9 during Third Quarter 2003 as compared with Third Quarter 2002. This increase was mitigated as the yield on earning assets declined 99 basis points while the cost of interest bearing liabilities declined 88 basis points during Third Quarter 2003 as compared with Third Quarter 2002. The larger decline in yield on earning assets was attributable to a change in the mix of loans resulting from the 2002 Securitization with its reduction of higher rate automobile installment loans and the reduction of higher rate mortgage loans resulting from repayment in the current interest rate environment.

Net interest income for YTD 2003 was $27.8 million, a $1.0 million, or 3.3%, decrease from $28.8 million for YTD 2002. The decrease resulted primarily from a change in the mix of earning assets resulting in a decline in the yield on earning assets of 88 basis points compared with a decline in the cost of interest bearing liabilities of 72 basis points during YTD 2003 as compared with YTD 2002. The change in the mix of loans, primarily a reduction of automobile installment loans resulting from the 2002 Securitization and the reduction of higher rate mortgage loans resulting from repayment in the current interest rate environment, resulted in the larger decline in yield on earning assets.

Net interest income continues to reflect the impact of the Company’s interest rate swap contracts (“Swaps”). During periods of declining interest rates, the contracts reduce the benefit the Company realizes from repricing its liabilities. Net interest income was reduced by $3.0 million and $3.1 million during Third Quarter 2003 and Third Quarter 2002, respectively. Similarly, net interest income was decreased by $10.5 million and $9.2 million during YTD 2003 and YTD 2002, respectively. See “Interest Sensitivity and Market Risk” section for a more detailed discussion of Swaps.

As discussed further in MD&A, a significant portion of the Company’s securities sold under agreements to repurchase (“Security Repo Agreements”) have been converted from short term to longer term liabilities through the use of Swaps. The impact of the Swaps on Security Repo Agreements increased their cost, over their contractual rates, for Third Quarter 2003 by 290 basis points versus 210 basis points for Third Quarter 2002. The cost of Swaps on Security Repo Agreements increased their cost by 293 basis points YTD 2003 and 220 basis points YTD 2002.

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

Average Balances, Income, Expense, and Rates

	For the three months ended September 30,
	2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$1,022,849	$18,724	7.26%	$986,282	$20,145	8.10%
Federal funds sold.	12,014	27	0.89	9,970	40	1.59
Investment securities available for sale	220,273	2,160	3.89	239,610	3,415	5.65
Other investments.	78,958	1,093	5.49	54,472	901	6.56

Total earning assets.	1,334,094	22,004	6.54	1,290,334	24,501	7.53
Allowance for loan losses	(13,437)			(12,714)
Other assets	151,394			149,129

Total Assets	$1,472,051			$1,426,749

Liabilities and Shareholders' Equity
Other interest bearing deposits.	$5,945	13	0.87	$9,585	26	1.08
Savings deposits	124,072	476	1.52	110,524	620	2.23
Time deposits.	786,932	6,887	3.47	771,132	8,845	4.55
Federal funds purchased and securities
sold under agreements to repurchase .	158,115	1,680	4.22	177,202	1,905	4.27
Other borrowings	8,503	101	4.71	7,110	103	5.75
Federal Home Loan Bank advances	152,796	1,200	3.12	142,211	1,405	3.92
Subordinated debentures	56,762	928	6.49	50,500	955	7.50

Total interest bearing liabilities	1,293,125	11,285	3.46	1,268,264	13,859	4.34
Noninterest bearing deposits	103,209			87,888
Accrued expenses and other liabilities.	20,523			16,025
Shareholders' equity.	55,194			54,572

Total Liabilities and Shareholders' Equity.	$1,472,051			$1,426,749

Net interest rate spread.			3.08%			3.18%

Net interest income		$10,719			$10,642

Net interest rate margin			3.19%			3.27%

(1)	Loans classified as nonaccrual are included in the average volume classification. Certain loan fees for all periods presented are included in the interest amounts for loans.

Average Balances, Income, Expense, and Rates

	For the nine months ended September 30,
	2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(In thousands, except percentages)
Assets
Loans, net of unearned income(1)	$987,454	$53,974	7.31%	$935,807	$57,342	8.19%
Federal funds sold.	12,402	103	1.11	10,818	130	1.61
Investment securities available for sale	204,227	7,096	4.65	245,563	10,991	5.98
Other investments.	70,927	3,076	5.80	63,766	3,093	6.49

Total earning assets.	1,275,010	64,249	6.74	1,255,954	71,556	7.62
Allowance for loan losses	(12,589)			(12,521)
Other assets	147,789			131,576

Total Assets	$1,410,210			$1,375,009

Liabilities and Shareholders' Equity
Other interest bearing deposits.	$6,458	42	0.87	$8,351	106	1.70
Savings deposits	113,153	1,387	1.64	104,106	1,714	2.20
Time deposits.	754,913	23,269	4.12	758,677	27,624	4.87
Federal funds purchased and securities
sold under agreements to repurchase .	151,951	4,943	4.35	177,112	6,180	4.67
Other borrowings	8,906	309	4.64	9,105	442	6.49
Federal Home Loan Bank advances	149,182	3,665	3.28	124,937	4,043	4.33
Subordinated debentures	52,808	2,803	7.10	45,662	2,662	7.79

Total interest bearing liabilities	1,237,371	36,418	3.94	1,227,950	42,771	4.66
Noninterest bearing deposits	97,299			74,671
Accrued expenses and other liabilities.	19,431			16,442
Shareholders' equity.	56,109			55,946

Total Liabilities and Shareholders' Equity.	$1,410,210			$1,375,009

Net interest rate spread.			2.80%			2.96%

Net interest income		$27,831			$28,785

Net interest rate margin			2.92%			3.06%

(1)	Loans classified as nonaccrual are included in the average volume classification. Certain loan fees for all periods presented are included in the interest amounts for loans.

Loans, the largest component of earning assets, averaged $1,022.8 million during Third Quarter 2003, compared with $986.3 million during Third Quarter 2002, an increase of $36.5 million, or 3.7%, reflecting increased loan origination volume which offset the impact of the 2002 Securitization on loan volume. As previously noted, the 2002 Securitization directly impacted the yield on earning assets by reducing the number of automobile installment loans in the portfolio, typically among the highest yielding loans. Automobile installment loans averaged $51.5 million during Third Quarter 2003 and $143.1 million during Third Quarter 2002, a decrease of $91.6 million, or 64.0%.

Loans averaged $987.5 million during YTD 2003, compared with $935.8 million during YTD 2002, an increase of $51.7 million, or 5.5%, again reflecting increased loan origination volume offsetting the impact of the

2002 Securitization. Consistent with Third Quarter results, automobile installment loans averaged $35.6 million during YTD 2003 and $129.1 million during YTD 2002, a decrease of $93.5 million, or 72.4%.

Investment securities available for sale (“Investments AFS”) decreased 8.1% when comparing the Third Quarter 2003 average of $220.3 million to the Third Quarter 2002 average of $239.6 million. Investments AFS continue to reflect the Company’s strategy to more fully leverage its core capital by maintaining a portfolio of Ginnie Mae (“GNMA”) securities. The GNMA securities averaged $189.5 million during Third Quarter 2003 and $194.5 million during Third Quarter 2002. The GNMA securities were primarily funded with certain Security Repo Agreements, which averaged $149.6 million, of the total $158.1 million, during Third Quarter 2003 compared with $172.5 million, of the total $177.2 million, during Third Quarter 2002.

YTD 2003 average Investments AFS were $204.2 million, a decrease of 16.8% when compared to the YTD 2002 average of $245.6 million. GNMA securities averaged $174.0 million during YTD 2003 and $195.1 million during YTD 2002. Security Repo Agreements funding the GNMA securities averaged $142.8 million of the total $152.0 million during YTD 2003 compared with $166.4 million of the total $177.1 million during YTD 2002.

Federal Home Loan Bank (“FHLB”) advances and interest bearing deposits are significant funding sources. FHLB advances averaged $152.8 million during Third Quarter 2003 and $142.2 million during Third Quarter 2002, an increase of $10.6 million, or 7.4%. Interest bearing deposits averaged $916.9 million during Third Quarter 2003 and $891.2 million during Third Quarter 2002, an increase of $25.7 million, or 2.9%.

Federal Home Loan Bank (“FHLB”) advances averaged $149.2 million during YTD 2003 and $124.9 million during YTD 2002, an increase of $24.3 million, or 19.4%. Interest bearing deposits averaged $874.5 million during YTD 2003 and $871.1 million during YTD 2002.

Noninterest Income and Noninterest Expenses

Noninterest income totaled $14.3 million during Third Quarter 2003 compared to $10.4 million for the same period in the prior year, an increase of $3.9 million, or 37.6%. Loan administration income totaled $1.6 million during Third Quarter 2003, compared with $1.4 million during Third Quarter 2002, an increase of $.2 million, or 14.2%. This increase reflects a reduction in amortization of servicing related assets of $.3 million. Origination fees totaled $4.9 million during Third Quarter 2003 compared with $3.9 million during Third Quarter 2002, an increase of $1.0 million, or 26.0%, reflecting a 23.9% increase in the originations of residential mortgage loans. Loss on sale of investments AFS was $.7 million during Third Quarter 2003 compared with a gain on sale of Investments AFS of $1.3 million during Third Quarter 2002 as a result of the sale of securities. Gains on the sales of loans and mortgage servicing rights during Third Quarter 2003 totaled $7.5 million, compared with $3.0 million during Third Quarter 2002, an increase of $4.5 million. This increase is attributable, in general, to an increase in the volume of loans sold resulting from increased mortgage loan originations and $1.1 million of non recurring distributions to residual holders of certain securitizations representing excess cash collections.

Noninterest expenses were $18.6 million during Third Quarter 2003 and $15.9 million during Third Quarter 2002, an increase of $2.7 million, or 17.3%. Salaries and benefits were $11.2 million for Third Quarter 2003, a $1.4 million, or 14.5%, increase compared to $9.8 million for Third Quarter 2002. This increase is primarily attributable to an increase in commissions, reflecting increased loan origination volume. Other noninterest expense totaled $6.3 million during Third Quarter 2003 compared with $5.0 million during Third Quarter 2002, an increase of $1.3 million, or 26.1%. These other noninterest expense increases were attributable to expenses and losses associated with sales of foreclosed real estate and repossessed assets, certain expenses and losses in the mortgage loan servicing area, computer and software maintenance expenses, and increased legal and professional expenses.

Noninterest income totaled $40.8 million during YTD 2003 compared to $30.9 million for the same period in the prior year, an increase of $9.9 million, or 32.0%. Loan administration income totaled $3.0 million during YTD 2003, compared with $5.9 million during YTD 2002, a decrease of $2.9 million, or 48.9%. This decrease is primarily attributable to an increase in amortization of servicing related assets of $3.5 million resulting from the increased level of prepayments due to the current interest rate environment. Origination fees totaled $13.9 million during YTD 2003 and $9.4 million during YTD 2002, an increase of $4.5 million, or 47.4%, reflecting a 32.3%

increase in the origination of residential mortgage loans. Gain on sale of Investments AFS totaled $1.6 million during YTD 2003 and $2.1 million during YTD 2002. Gain on the sales of loans and mortgage servicing rights during YTD 2003 totaled $19.3 million, compared with $10.5 million during YTD 2002, an increase of $8.8 million, or 84.9%. Generally, this increase is due to the increase in the volume of loans sold, $1.1 million of nonrecurring distributions to residual holders of certain securitizations representing excess cash collections, and to the $2.0 million gain resulting from the call of the 1994 Securitization.

Noninterest expenses were $54.2 million during YTD 2003 and $45.3 million during YTD 2002, an increase of $8.9 million, or 19.7%. Salaries and benefits were $33.2 million for YTD 2003, a $4.8 million, or 16.8%, increase compared to $28.4 million for YTD 2002, due to the increase in commissions reflecting increased loan origination volume. Other noninterest expense totaled $17.9 million during YTD 2003 compared with $13.8 million during YTD 2002, an increase of $4.1 million, or 30.0%, due to expenses and losses associated with sales of foreclosed real estate and repossessed assets, certain expenses and losses in the mortgage loan servicing area, computer and software maintenance expenses, and increased legal and professional expenses.

Interest Sensitivity and Market Risk

Interest Sensitivity

The Asset/Liability Management Committee (“ALCO”) of New South monitors and manages the repricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. ALCO uses a combination of traditional gap analysis, which compares the repricings, maturities, and prepayments, as applicable, of New South’s interest-earning assets, interest bearing liabilities and derivative instruments, and interest rate sensitivity analysis to manage interest rate risk.

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

At September 30, 2003, New South had Swaps with notional amounts totaling $360 million of receive variable/pay fixed swap contracts designed to convert variable rate funding to a fixed rate, thus reducing the impact of an upward movement in interest rates on the net interest rate margin. At September 30, 2003, $120 million and $240 million of these Swaps were designated as cash flow hedges, under SFAS No. 133, for Security Repo Agreements and certain time deposits, respectively. These Swaps have decreased $20 million from December 31, 2002 resulting from the maturity of two Swaps and the addition of one Swap.

Additionally, the Company has entered into $30 million of receive fixed/pay variable Swaps utilized as cash flow hedges under SFAS No. 133 for certain brokered certificates of deposit included in the Company’s overall funding. These Swaps reduce the current cost of these liabilities and convert them to an adjustable rate. These Swaps are callable at the option of the counterparty, and if called, the Company has the right to call the certificates of deposit. The Company entered into three new Swaps during YTD 2003, while one Swap matured, resulting in a $20 million net increase since December 31, 2002.

New South had $225 million in Caps outstanding at September 30, 2003, including $150 million added during Third Quarter 2003. The Company is exposed to rising liability costs due to the short-term nature of its liability portfolio. The Caps generally serve to mitigate the Company’s risk against increases in the costs of liabilities. The weighted average LIBOR based strike rate for the Caps is 5.44%. At September 30, 2003, 90 day LIBOR was 1.16%, therefore short-term interest rates levels would have to increase significantly before the Caps would provide the Company with a material benefit. Under SFAS No. 133, $125 million of the Caps are undesignated as hedges and do not qualify for hedge accounting. Accordingly, increases in the market value of those Caps are recorded through the income statement. Conversely under SFAS No. 133, $100 million of the Caps were designated as cash flow hedges of certain time deposits and money market deposits. The increase in the market value of the designated Caps are recorded as OCI.

Asset Quality

The following table summarizes nonperforming assets as of the dates indicated.

	September 30, 2003	December 31, 2002
	(In thousands, except percentages)
Nonaccrual and impaired loans	$21,255	$25,187
Restructured loans	1,411	1,438

Total nonperforming loans	22,666	26,625
Foreclosed properties and repossessed assets	5,526	5,297

Total nonperforming assets	$28,192	$31,922

Allowance for loan losses to period-end nonperforming loans	59.23%	46.24%
Allowance for loan losses to period-end nonperforming assets	47.62%	38.57%
Nonperforming assets to period-end loans and foreclosed properties and repossessed assets	3.10%	3.80%
Nonperforming loans to period-end loans	2.51%	3.19%

Nonperforming assets totaled $28.2 million at September 30, 2003, a decrease of $3.7 million from $31.9 million at December 31, 2002. Nonperforming assets include $8.7 million of individual mortgage loans, originally totaling $10.0 million, associated with one residential development. This $8.7 million includes $6.4 million of nonaccrual and impaired loans and $2.3 million of foreclosed properties and repossessed assets, after a charge off of $1.3 million during Third Quarter 2003. Nonaccrual and impaired loans decreased $3.9 million, or 15.6%, to $21.3 million at September 30, 2003 from $25.2 million at December 31, 2002, due to the foreclosure of properties included in nonaccrual and impaired loans at December 31, 2002. Foreclosed properties and repossessed assets totaled $5.5 million at September 30, 2003 and $5.3 million at December 31, 2002, an increase of $.2 million, or 4.3%.

As of September 30, 2003, servicing termination triggers were exceeded in two of the securitizations for which the Company has retained servicing. At September 30, 2003, the Company’s servicing asset was $1.3 million for these two securitizations. The Company has advised the respective bond insurance companies of the event and neither bond insurance company has expressed any intent to exercise their contractual right to replace New South as their servicer. There can be no assurances that the bond insurance companies will not exercise their contractual rights in the future, which would require New South to write-off any remaining servicing asset for which it no longer performs the servicing function.

Provision and Allowance for Loan Losses

Management establishes allowances for the purpose of absorbing losses that are inherent within the loan portfolio and that are expected to occur based on management’s review of historical losses, underwriting standards, changes in the composition of the loan portfolio, changes in the economy, and other factors. The allowance for loan losses is maintained at a level considered adequate to provide for losses as determined by management’s continuing review and evaluation of the loans and its judgment as to the impact of economic conditions on the portfolio. Charges are made to the allowance for loans losses that are charged off during the year while recoveries of these amounts are credited to the account. The Company follows a policy of charging off loans determined to be uncollectible by management.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the inherent risks in the loan portfolio. The amount of the provision for loan losses is a function of the level of loans outstanding, the mix of the outstanding loan portfolio, the levels of classified assets and nonperforming loans, and current and anticipated economic conditions.

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

At September 30, 2003, as previously discussed, nonperforming assets included individual mortgage loans associated with one residential development. The nonperforming assets include nonaccrual and impaired loans totaling $6.4 million and foreclosed properties totaling $2.3 million, after charge-offs totaling $1.3 million. The Bank has initiated a strategy of foreclosing each of these mortgage loans in the one residential development as well as proceeding with associated claims from various third parties. Foreclosure efforts in the one residential development are expected to be completed by year-end 2003. To date, none of the foreclosed properties have been disposed. The Bank’s strategy includes plans to maintain and operate these properties in the one residential development for an undetermined period until their disposal. Provisions for loan losses and losses on other real estate owned related to this residential development total $3.7 million, inclusive of charge-offs totaling $1.3 million previously discussed. Based upon current information, management believes that sufficient provision has been made for any loss, but as more reliable information becomes available as to the ultimate resolution of these loans, additional provisions could be required.

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

The following table analyzes activity in the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2003	2002
Loans, net of unearned income	$903,176	$942,131

Average loans, net of unearned income	$987,454	$935,807

Balance of allowance for loan losses at beginning of period	$12,312	$12,613

Loans charged off:
Residential mortgage.	2,859	1,628
Installment	2,504	4,558
Commercial .	118	6

Total charge-offs	5,481	6,192

Recoveries of loans previously charged off:
Residential mortgage.	450	724
Installment	1,602	1,251
Commercial .	16	—

Total recoveries	2,068	1,975

Net charge-offs	3,413	4,217
Provision for loan losses .	4,525	4,885

Balance of allowance for loan losses at end of period	$13,424	$13,281

Allowance for loan losses to period-end loans	1.49%	1.41%

Net charge-offs to average loans, net of unearned income, annualized	0.46%	0.60%

The provision for loan losses was $4.5 million for YTD 2003 compared with $4.9 million for YTD 2002, a decrease of $.4 million, reflecting the impact of the 2002 Securitization on the mix of loans, specifically the lower level of automobile installment loans. As a percentage of loans, net of unearned income, the allowance for loan losses increased to 1.49% at September 30, 2003 from 1.41% at September 30, 2002, as a result of lower loan balances compared with the prior year.

Net charge-offs of loans were $3.4 million during YTD 2003 and $4.2 million during YTD 2002, reflecting the $1.3 million charge-off of residential mortgage loans associated with one residential development discussed above, and the impact of the 2002 Securitization.

Capital

Shareholders’ equity of the Company totaled $59.5 million, or 4.3% of total assets at September 30, 2003 and $53.1 million, or 4% of total assets at December 31, 2002. The increase is attributable to net income of $9.4 million earned during YTD 2003 plus a $2.8 million increase in accumulated other comprehensive income, as reduced by dividends paid of $5.8 million.

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

	As of September 30, 2003	As of December 31, 2002
	(In thousands, except for percentages)
Shareholder's equity	$103,821	$95,718
Minority interest in consolidated subsidiaries.	285	284
Accumulated other comprehensive loss .	12,003	14,748
Servicing rights capital haircut .	(21)	(260)

Tier 1 capital	116,088	110,490
Allowance for loan losses.	9,368	10,284

Tier 2 capital.	9,368	10,284
Low level recourse deduction	4,871	3,716

Total deductions	4,871	3,716

Total risk-based capital	$120,585	$117,058

Risk-weighted assets (including off-balance sheet exposure).	$894,407	$862,668
Tier 1 leverage ratio	8.47%	8.43%
Tier 1 risk-based capital ratio (1)	12.43	12.38
Total risk-based capital ratio	13.48	13.57

(1)	Tier 1 capital utilized in the Tier 1 capital ratio is reduced by the low level recourse deduction.

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

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment securities available for sale portfolio is predictable and is therefore, subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are less predictable and are not subject to the same degree of control.

The Company depends on deposits, including brokered certificates of deposit, FHLB advances, federal funds lines, and Security Repo Agreements as primary sources of liquidity. Brokered deposits were approximately 45.7% of total deposits as of September 30, 2003. These brokered deposits are either deposits solicited by the Company from national and regional brokerage firms, which accounted for approximately $456.0 million of deposits at September 30, 2003, or are unsolicited and are the result of the Company’s competitive rates. The solicited brokered deposits are utilized as alternative funding sources that are often less expensive than retail deposits or other funding sources. However, this funding source is highly interest rate sensitive and, as such, the Bank never considers brokered deposits, either singly or as a whole, to be a permanent funding source. In the unlikely event that the Company is unable to replace or maintain its current level of brokered certificate of deposit funding, the Company can either increase efforts in the retail deposit market or can utilize any of the various alternative funding sources available.

As of September 30, 2003, alternative funding sources included $45.0 million of available lines to purchase federal funds, $6.3 million unused warehouse lines of credit from other financial institutions related to the New South Joint Ventures, $15.0 million bank line of credit, $48.8 million in unused Federal Reserve System borrowing capacity and $155.6 million in unused FHLB borrowing capacity. The ability to draw on certain of these funding sources is subject to the Company having sufficient collateral. The Company also had $30.7 million of unpledged investment securities available for sale to serve as security for additional borrowings. Management anticipates continued utilization of loan sales or securitizations to provide additional liquidity in the future. Reliance on all funding sources is monitored on an ongoing basis to insure no reliance upon a single source and to insure that adequate reserve sources are available, if needed.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within ninety (90) days prior to the date of the filing of this quarterly report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6(B)—REPORTS on Form 8-K

A report on Form 8-K was filed by the Company on September 3, 2003 containing a press release announcing its results of operations for the quarter ended June 30, 2003.

A report on Form 8-K was filed by the Company on August 27, 2003 announcing the partial repayment of its 8.50% Junior Subordinated Deferrable Interest Debentures due September 30, 2028 and the partial redemption of the 8.50% Cumulative Trust Preferred Securities of New South Capital Trust I.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, New South Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003	By: /s/ Robert M. Couch
Robert M. Couch
Executive Vice President

November 12, 2003	By: /s/ Roger D. Murphree
Roger D. Murphree
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